Form 10-Q
period 1996-04-21
SILVER DINER DEVELOPMENT INC  /MD/
filed 1996-06-05
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 21, 1996
                          Commission File No. 0-24982

                         SILVER DINER DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    04-3234411
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)




                11806 Rockville Pike, Rockville, Maryland, 20852
                    (Address of principal executive offices)


                                 (301) 770-0333
                         (Registrant's telephone number)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ].



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.00074 par value, outstanding as of June 5, 1996: 10,003,858 shares

                         SILVER DINER DEVELOPMENT, INC.
                                     INDEX


      Part I.         Financial Information

      Item 1.         Financial Statements:
                      Combined Condensed Balance Sheets
                      as of April 21, 1996 and December 31, 1995              3

                      Combined Condensed Statements of Operations for the
                      Sixteen weeks ended April 21, 1996 and April 23, 1995   4

                      Combined Condensed Statements of Cash Flows for the
                      Sixteen weeks ended April 21, 1996 and April 23, 1995   5

                      Notes to Combined Condensed Financial Statements        6

      Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     8


      Part II.        Other Information

      Item 1.         Legal Proceedings                                       12

      Item 4.         Submission of Matters to a Vote of Security Holders     12

      Item 6.         Exhibits and Reports on Form 8-K                        12


      Signature                                                               13

                 SILVER DINER DEVELOPMENT, INC. AND SUBSIDIARY,
     SILVER DINER LIMITED PARTNERSHIP AND SILVER DINER POTOMAC MILLS, INC.
                       COMBINED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             April 21,         December 31,
                                                                               1996                1995
                                                                         -----------------   -----------------
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $10,741,891          $1,584,716
   Inventory                                                                    90,422             117,393
   Prepaid and other current assets                                            167,190              72,152
                                                                         -----------------   -----------------
         Total current assets                                               10,999,503           1,774,261

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and leasehold improvements                                       5,728,976           5,661,681
   Furniture, fixtures and equipment                                         3,387,285           3,322,656
   Construction in progress                                                    205,223                   -
                                                                         -----------------   -----------------
         Total                                                               9,321,484           8,984,337
   Less accumulated depreciation and amortization                           (2,369,790)         (2,170,350)
                                                                         -----------------   -----------------
         Net property, equipment and improvements                            6,951,694           6,813,987

OTHER ASSETS
   Deposits and other                                                          298,090             304,689
   Due from affiliates                                                               -             355,023
   Preopening costs, net                                                       119,772             239,750
   Other intangibles and deferred costs, net                                   334,175           1,306,759
                                                                         -----------------   -----------------
         TOTAL ASSETS                                                    $  18,703,234       $  10,794,469
                                                                         =================   =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $2,686,633          $3,582,238
  Current maturities of notes to related parties                                     -             200,000
  Current maturities of long-term debt                                         169,105           3,193,125
                                                                         -----------------   -----------------
         Total current liabilities                                           2,855,738           6,975,363

OTHER LIABILITIES
   Deferred rent liability                                                     607,580             574,821
   Notes to related parties, less current maturities                                 -           1,036,811
   Long-term debt, less current maturities                                     307,265             973,200
                                                                         -----------------   -----------------
         Total liabilities                                                   3,770,583           9,560,195

STOCKHOLDERS' EQUITY/PARTNERS' DEFECIT                                      14,932,651           1,234,274
                                                                         -----------------   -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  18,703,234       $  10,794,469
                                                                         =================   =================

     Accompanying notes are an integral part of these financial statements

                 SILVER DINER DEVELOPMENT, INC. AND SUBSIDIARY,
     SILVER DINER LIMITED PARTNERSHIP AND SILVER DINER POTOMAC MILLS, INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    Sixteen Weeks Ended
                                                                               April 21,            April 23,
                                                                                  1996                 1995
                                                                          -------------------   -----------------
Net sales                                                                 $      4,894,428       $   3,180,298

Restaurant costs and expenses
    Cost of sales                                                                1,355,022             854,923
    Labor                                                                        1,708,437           1,048,009
    Operating                                                                      741,151             488,131
    Occupancy                                                                      607,691             413,690
    Depreciation and amortization                                                  317,065             154,024
                                                                          -------------------   -----------------

      Total restaurant costs and expenses                                        4,729,366           2,958,777
                                                                          -------------------   -----------------

      Restaurant operating income                                                  165,062             221,521

General and administrative expenses                                                675,689             420,813
Interest expense                                                                   174,709              57,714
Investment income                                                                  (33,102)            (20,378)
Depreciation and amortization                                                       45,857              29,261
                                                                          -------------------   -----------------

    Loss before minority interest and income taxes                                (698,091)           (265,889)

Minority interest in net loss of SDLP                                                    -             122,070
                                                                          -------------------   -----------------

    Loss before income taxes                                                      (698,091)           (143,819)

Income taxes                                                                             -                   -
                                                                          -------------------   -----------------

      NET LOSS                                                             $      (698,091)      $    (143,819)
                                                                          ==================   =================

Net loss per common share                                                  $         (0.11)      $       (0.03)
                                                                          ===================   =================

Weighted average common shares outstanding                                       6,186,505           4,982,414
                                                                          ===================   =================

     Accompanying notes are an integral part of these financial statements

                 SILVER DINER DEVELOPMENT, INC. AND SUBSIDIARY,
     SILVER DINER LIMITED PARTNERSHIP AND SILVER DINER POTOMAC MILLS, INC.
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Sixteen Weeks Ended
                                                                           April 21,          April 23,
                                                                              1996               1995
                                                                          --------------     ---------------
Cash flows from operating activities
Net loss                                                                   $  (698,091)        $  (143,819)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                             362,922             183,285
     Compensation expense - stock options and deferred compensation             31,053               7,350
     Minority interest                                                               -            (122,070)
     Changes in operating assets and liabilities
         Inventory                                                              26,971               9,145
         Prepaid expenses and other assets                                     (95,038)             81,175
         Preopening, other intangibles and deferred costs                       (1,179)           (142,599)
         Accounts payable and accrued expenses                                (117,203)           (289,422)
         Lease and other deposits                                                6,599            (131,397)
         Deferred rent liability                                                32,759             (25,165)
                                                                          --------------     ---------------

     Net cash used in operating activities                                    (451,207)           (573,517)

Cash flows from investing activities
Purchases of property and equipment                                           (596,036)           (655,563)
Maturities of short-term investments                                                 -           1,076,923
Repayment of advances to affiliates                                                  -               1,582
                                                                          --------------     ---------------

Net cash provided by (used in) investing activities                           (596,036)            422,942

Cash flows from financing activities
Net proceeds from merger                                                    12,276,161                   -
Payments on advances - affiliates                                                    -             (13,000)
Payments of principal - notes payable                                       (1,189,955)            (65,764)
Payments of principal - notes payable - related party                         (881,788)                  -
Repayments of notes payable - related party                                          -              41,848
                                                                          --------------    ---------------

Net cash provided by (used in) financing activities                         10,204,418             (36,916)
                                                                          --------------     ---------------

Net increase (decrease) in cash and cash equivalents                         9,157,175            (187,491)
Cash and cash equivalents at beginning of the period                         1,584,716             281,463
                                                                          --------------     ---------------

Cash and cash equivalents at end of the period                            $ 10,741,891         $    93,972
                                                                          ==============     ===============

Supplemental disclosure of cash flow information:
         Interest paid                                                    $    115,860         $    55,645
                                                                          ==============     ===============

Noncash investing and financing activities:
         Construction payables included in accounts payable
              and accrued expenses                                        $          -         $   873,132
                                                                          ==============     ===============
         Recapitalization costs included in accounts payable
              and accrued expenses                                        $    418,021         $         -
                                                                          ==============     ===============
         Repayment of  notes payable - related party by
              offset of amounts due from affiliates                       $    355,023         $         -
                                                                          ==============     ===============
         Conversion of senior subordinated convertible promissory
              notes to 625,000 shares of common stock                     $  2,500,000         $         -
                                                                          ==============     ===============


     Accompanying notes are an integral part of these financial statements

                 SILVER DINER DEVELOPMENT, INC. AND SUBSIDIARY,
     SILVER DINER LIMITED PARTNERSHIP AND SILVER DINER POTOMAC MILLS, INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
         FOR THE SIXTEEN WEEKS ENDED APRIL 21, 1996 AND APRIL 23, 1995
                                  (UNAUDITED)


1.       Organization and Basis of Presentation

The accompanying unaudited combined condensed financial statements of Silver Diner Development, Inc. - a Delaware Corporation - and subsidiary (the "Corporation"), Silver Diner Limited Partnership ("SDLP") and Silver Diner Potomac Mills, Inc. ("SDPMI") (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended April 21, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the audited combined financial statements of Silver Diner Development, Inc. - a Virginia Corporation
- - ("SDDI"), SDLP and SDPMI as of December 31, 1995 and for each of the three years then ended and footnotes thereto included in the Corporation's Form 8-K filing dated March 27, 1996.

Principles of  Combination and Consolidation

These financial statements reflect the combination of Silver Diner Development, Inc. and its subsidiary Silver Diner Operating, Inc., SDLP and SDPMI, all of which are under common management control. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

     2.   Merger

On March 27, 1996, FTAC Transition Corporation ("Transition"), a wholly owned subsidiary of Food Trends Acquisition Corporation ("FTAC") merged (the "Merger") with and into SDDI with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the merger, FTAC changed its name to Silver Diner Development, Inc. and SDDI changed its name to Silver Diner Operating, Inc. Pursuant to the merger agreement, each outstanding share of SDDI common stock converted into
33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its combined financial statements the assets, liabilities and equity of SDDI, SDLP and SDPMI at their historical book values. Accordingly, the combined results of operations and financial position of the Company for periods and dates prior to the Merger are the combined historical results of operations and financial position of SDDI, SDLP and SDPMI for such periods and dates.

All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the FTAC shares issued to the SDDI shareholders at the time of the merger.

3.       Subsequent Event

On May 6, 1996 the Corporation announced that it has offered to purchase the minority interest in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants to purchase common stock exercisable at $8.00 per share until the earlier of 30 days following a public offering or January 31, 1998. The offer, which expires

June 13, 1996 but may be extended at the discretion of the Corporation, is contingent upon unanimous acceptance by all of the limited partners. The acquisition will be accounted for under the purchase method and the entire cost of the transaction, estimated to be $2.7 million, is anticipated to be recorded as goodwill and amortized on a straight-line basis over 15 years.

4.       Stockholders' Equity/Partners' Deficit

The components of stockholders' equity and partners' deficit as reflected in the accompanying combined condensed balance sheets are as follows:

                                                                          April 21, 1996       December 31,
                                                                                                   1996
                                                                          --------------      --------------
Silver Diner Development, Inc.
     Common stock, at December 31, 1995, $.10 par value,
     1,000,000 shares authorized, 150,947 shares issued and
     outstanding; at April 21, 1996, $.00074 par value, 20,000,000
     shares authorized; 10,003,858 shares issued and outstanding         $       7,403       $      15,095
     Additional paid-in capital                                             21,893,914           7,489,754
     Common stock options outstanding                                          665,052             665,052
     Accumulated deficit                                                    (5,108,531)         (4,583,453)
                                                                          --------------     ---------------

                                                                            17,457,838           3,586,448
                                                                          --------------     ---------------

Silver Diner Limited Partnership
     General Partner, 1% interest                                              (46,836)            (45,106)
     Class A Limited Partners, 50% interest collectively                             -                   -
     Class B Limited Partners, 49% interest collectively                    (2,478,351)         (2,307,068)
                                                                          --------------     ---------------

                                                                            (2,525,187)         (2,352,174)
                                                                          --------------     ---------------

Silver Diner Potomac Mills, Inc.
     Common stock, $1 par value, 1,000 shares authorized, 100
     shares issued and outstanding, net of $100 subscription receivable              -                   -
                                                                          --------------     ---------------

                                                                          $ 14,932,651        $  1,234,274
                                                                          ==============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Silver Diner Development, Inc. - a Delaware Corporation - and subsidiary (the "Corporation"), Silver Diner Limited Partnership ("SDLP") and Silver Diner Potomac Mills, Inc. ("SDPMI") (collectively the "Company") currently operate six Silver Diners in the Washington/Baltimore metropolitan area. Of the six Silver Diners in operation, three are owned by the Corporation and the remainder are owned by SDLP and SDPMI, which are affiliates of the Corporation. The Corporation plans to open six to eight additional Silver Diners by the end of 1997, which may include openings in a second major metropolitan market. Longer term, the Corporation plans to expand the Silver Diner chain nationwide through additional openings of Corporation-owned restaurants and possibly through the development of franchise or joint venture relationships.

On March 27, 1996, FTAC Transition Corporation ("Transition"), a wholly owned subsidiary of Food Trends Acquisition Corporation ("FTAC") merged (the "Merger") with and into Silver Diner Development, Inc. - a Virginia Corporation - ("SDDI"), with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the merger, FTAC changed its name to Silver Diner Development, Inc. and SDDI changed its name to Silver Diner Operating, Inc. Pursuant to the merger agreement, each outstanding share of SDDI common stock converted into
33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its combined financial statements the assets, liabilities and equity of SDDI, SDLP and SDPMI at their historical book values. Accordingly, the combined results of operations and financial position of the Company for periods and dates prior to the Merger are the combined historical results of operations and financial position of SDDI, SDLP and SDPMI for such periods and dates.

In connection with the Merger, on April 2, 1996, notes payable - related party totaling $1,236,811 were repaid by the offset of amounts due from affiliates of $355,023 and the net outstanding balance was paid in full by the Corporation. On April 1, 1996, the Corporation terminated its capital lease obligation with a related party by purchasing the leased equipment at the remaining lease obligation balance of approximately $148,000. In addition, the Corporation repaid certain bank notes of SDDI in the approximate amount of $904,000 on April 4, 1996.

On May 6, 1996, the Corporation announced that it has offered to purchase the minority interest in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants to purchase common stock exercisable at $8.00 per share until the earlier of 30 days following a public offering or January 31, 1998. The offer, which expires June 13, 1996 but may be extended at the discretion of the Corporation, is contingent on unanimous acceptance by all of the limited partners. SDLP operates three Silver Diners, including the first Silver Diner in Rockville, Maryland. Although the offer is not contingent on financing, the Corporation is considering various financing alternatives, which it plans to pursue soon after the completion of the purchase transaction.

Because SDLP's financial statements are included in the combined financial statements of the Company, acquisition of the minority interest will not result in any change in the Company's future reported net sales, restaurant costs and expenses or restaurant operating income. The acquisition will be accounted for under the purchase method and the entire cost of the transaction, estimated to be $2.7 million, is anticipated to be recorded as goodwill and amortized on a straight-line basis over 15 years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the combined condensed statements of operations for the periods indicated:

                                                                                    Sixteen Weeks Ended
                                                                               April 21,            April 23,
                                                                                  1996                 1995
                                                                          -------------------   -----------------
Net sales                                                                             100%                100%

Restaurant costs and expenses
    Cost of sales                                                                    27.7%               26.9%
    Labor                                                                            34.9%               33.0%
    Operating                                                                        15.1%               15.3%
    Occupancy                                                                        12.4%               13.0%
    Depreciation and amortization                                                     6.5%                4.8%
                                                                          -------------------   -----------------

      Restaurant operating income                                                     3.4%                7.0%
                                                                          -------------------   -----------------

General and administrative expenses                                                  13.8%               13.2%
Interest expense                                                                      3.6%                1.8%
Investment income                                                                    -0.6%               -0.6%
Depreciation and amortization                                                         0.9%                0.9%
                                                                          -------------------   -----------------

    Loss before minority interest and income taxes                                  -14.3%               -8.3%

Minority interest in net loss of SDLP                                                   -                 3.8%
                                                                          -------------------   -----------------

    Net Loss                                                                        -14.3%               -4.5%
                                                                          ===================   =================

Sixteen weeks ended April 21, 1996 compared with the sixteen weeks ended April 21, 1995.

Net sales for the sixteen weeks ended April 21, 1996 ("1996 First Quarter") increased $1,714,130 to $4,894,428 compared to $3,180,298 for the sixteen weeks ended April 23, 1995 ("1995 First Quarter"). New restaurants opened during 1995 in Fair Oaks and Tysons Corner, Virginia were primarily responsible for the increase, contributing $1,777,775 to net sales. Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared) decreased 2.0% due to severe winter weather in the Washington/Baltimore area in January, 1996. Comparable Silver Diner sales increased 0.2% for the last 12 weeks of the quarter. For the 1996 First Quarter and 1995 First Quarter aggregate sales for Rockville & Tysons Corner, the Company's highest volume stores, were $2,190,049 and $1,203,474, respectively, or approximately 40% to 45% of net sales. Average sales for the other four restaurants for the same periods were approximately $676,000 and $659,000, respectively.

In June, 1996, the Company will introduce on a limited basis in certain existing restaurants the Silver Diner Market & Bakery, which features a range of carry-out options targeting the growing "home meal replacement" market, as well as specialty coffee drinks and an expanded bakery selection. The Company plans to incorporate an enlarged version of the Silver Diner Market & Bakery in its new prototype for future restaurant locations. Also, as part of the Company's ongoing process of menu innovation and development, a summer menu is currently being implemented, which includes an updated product line designed to enhance customer frequency and gross profit.

Cost of sales, primarily food and beverage cost, increased 0.8% of net sales to 27.7% in the 1996 First Quarter, compared to 26.9% for the 1995 First Quarter. Part of this increase was caused by higher food cost at Tysons Corner typically associated with new store openings and severe winter weather, which increased waste.

Increased sales in the dinner meal period, which traditionally has more gross profit but slightly higher food cost as a percentage of net sales, were also a factor. Management expects cost of sales to decrease as a percentage of net sales in the second half of 1996 due to implementation of the Summer menu and the Company's ability to negotiate more favorable pricing from suppliers as a result of its stronger post-Merger financial condition.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 34.9% of net sales for the 1996 First Quarter, an increase of 1.9% of net sales compared to the 1995 First Quarter. This increase resulted primarily from higher labor costs in the initial periods of operation at Tysons Corner, increased management compensation designed to reduce turnover and severe winter weather, which reduced sales and increased labor as a percentage of net sales.

Legislation is currently pending in Congress which would increase the minimum wage. Many of the Company's employees are paid hourly wages, and any increase in the minimum wage would increase the Company's cost. However, management believes that any such minimum wage increase would be likely to result in industry-wide restaurant price increases and would not, therefore, have an adverse effect on the Company relative to its competitors. To the extent that the foodservice industry is not able to pass along the higher labor costs to its customers, the Company's operations could be affected.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, did not fluctuate significantly as a percentage of net sales, decreasing slightly from 15.3% in the 1995 First Quarter to 15.1% in the 1996 First Quarter. Although operating expenses are likely to increase during the summer months due to cable television and direct mail advertising campaigns supporting the introduction of the Silver Diner Market & Bakery and summer menu, management believes that sufficient additional gross profit will be generated from these campaigns to exceed the additional costs.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $194,001 for the 1996 First Quarter compared to the 1995 First Quarter. The new restaurants in Fair Oaks and Tysons Corner had total occupancy cost of approximately $165,291. The remainder of the increase was primarily due to consumer price index related rent increases and expansion of the Rockville diner.

Restaurant depreciation and amortization increased $163,041 for the 1996 First Quarter compared to the 1995 First Quarter. Of this increase, $180,305 is associated with Fair Oaks and Tysons Corner, including $120,852 of preopening cost amortization. Depreciation and amortization also increased due to expansion of the Rockville diner, but decreased overall in the first four diners due to a prospective reduction in the estimate useful life of smallwares, which increased expense in 1995.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $675,689 in the 1996 First Quarter, an increase of $254,876 compared to the 1995 First Quarter. As a percentage of net sales, general and administrative expenses increased from 13.2% in the 1995 First Quarter to 13.8% in the 1996 First Quarter. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. Also, during the 1996 First Quarter, the Company began to incur expenses related to the recruitment and training of restaurant management to support new Silver Diner openings in late 1996. During the remainder of 1996, management anticipates that general and administrative expenses will increase from 1996 First Quarter levels as a percentage of net sales due to higher restaurant management recruitment and initial training costs in preparation for new store growth. As revenues increase in 1997 with the addition of new Silver Diners, general and administrative expenses are expected to decrease significantly as a percentage of net sales.

In September, 1995, the Corporation raised $2.5 million in a private placement of subordinated notes and common stock warrants, and in October, 1995 borrowed $750,000 from a bank. Investment income, interest expense and amortization expense (related to deferred loan costs) all increased during the 1996 First Quarter compared to the 1995 First Quarter as a result of these borrowings. Following consummation of the merger with FTAC, the subordinated notes were converted into common stock, the common stock warrants were canceled and SDDI's bank and affiliate debt was repaid. The debt of SDLP is still outstanding, but will be repaid if the remaining SDLP minority interest is acquired. Interest expense and amortization of deferred loan costs will decrease significantly for the remainder of 1996 due to the repayment of debt. Investment income is expected to increase substantially in 1996 due to investment of the Merger proceeds.

The limited partners' interest in the net loss of SDLP of $180,175 for the year ended December 31, 1995 depleted the remaining equity of the limited partners. Accordingly, minority interest was no longer available to absorb SDLP losses in the 1996 First Quarter.


Liquidity and Capital Resources

The Company's current financial position is strong as a result of the consummation of the Merger. At April 21, 1996, cash and cash equivalents were $10.7 million, working capital was $8.1 million, long-term debt was $307,265 and stockholders equity was $14.9 million. Cash and cash equivalents increased $9.2 million during the 1996 First Quarter, due primarily to net Merger proceeds of $12.3 million, less cash used to repay debt, finance the 1996 First Quarter operating cash flow deficit and pay for purchases of property and equipment, including construction payables associated with the Tysons Corner Silver Diner, which opened in December, 1995.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open six to eight Company-owned Silver Diners by the end of 1997. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,625,000. Land generally will be leased. As of June 5, 1996, ground leases have been signed for locations in Merrifield, Clarendon and Springfield, Virginia, and a land purchase contract for a location in Reston, Virginia has been signed. Due to above average site costs, these four locations are expected to average approximately $1,690,000 for building, equipment and site costs. The Reston land is expected to cost approximately $1,425,000. Management intends to pursue a sale leaseback strategy on the Reston property following the restaurant's opening.

As discussed under "General" above, the Corporation has offered to purchase the minority interest in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants to purchase common stock exercisable at $8.00 per share until the earlier of 30 days following a public offering or January 31, 1998. Although the offer is not contingent on financing, the Corporation is considering various financing alternatives, which it plans to pursue soon after the completion of the purchase transaction.

In light of the Company's stronger post-Merger financial position, the Company is now, as anticipated, in position to negotiate more favorable pricing with its suppliers in return for shorter payment terms. Management is currently negotiating such a change with the Company's primary supplier, and expects to reduce accounts payable to the supplier by approximately $700,000 during the Company's fiscal second quarter.

Management believes that the Company's current capital resources, supplemented by additional capital to be raised following the purchase of the SDLP minority interest, will be adequate to meet its planned capital requirements through 1997.

Part II. Other Information

Item 1.  Legal Proceedings

         On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The Plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner. Mr. Richardson was terminated promptly following occurrence of the event in November 1994. Plaintiff continues to be an employee of the Company. The Complaint contains four counts against the Company: failure to provide a reasonably safe and harassment free working environment, negligently and unreasonably allowing alcoholic beverages to be consumed at a Company sponsored event, negligently hiring and retaining Richardson after knowing of his drinking problem and respondeat superior. Plaintiff seeks recovery of $500,000 for each Count. It is not clear if the Counts are in the alternative or cumulative. The Company has notified its insurance carrier of the filing of the complaint, but coverage has not yet been extended. The Company does not believe that it is liable to the Plaintiff and intends to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

         As described in the Company's proxy statement dated February 14, 1996, a special meeting of the stockholders of the Company was held on March 27, 1996 at 10:00 a.m. at the offices of Stroock & Stroock & Lavan located at Seven Hanover Square, New York, New York 10004. A brief description of each matter voted upon and the results of the vote are summarized below:

         (1) Adoption of the agreement and plan of reorganization dated August 29, 1995, as amended on January 25, 1996:

                  For                         2,754,745
                  Against                         1,500
                  Abstain                             -

         (2)  Approval  of  an  amendment  to  the  Company's   certificate   of
              incorporation by changing its name to "Silver Diner Development, Inc." and deleting article six thereto:

                  For                         2,739,745
                  Against                         1,500
                  Abstain                        15,000


Item 6.  Exhibits and Reports on Form 8-K

         March 27,  1996  - Form  8-K  filed  on   April 11, 1996 regarding  the
                            merger of Silver Diner Development, Inc., a Virginia corporation, with and into FTAC Transition Corporation, a wholly owned subsidiary of the registrant, pursuant to an agreement and plan of reorganization dated August 29, 1995, as amended on January 25, 1996. Also, included in this filing were the audited combined financial statements of SDDI, SDLP and SDPMI as of December 31, 1995 and for each of the three years then ended and pro forma information for the merged entities as of and for the year ended December 31, 1995.

         March 27,  1996 -  Form 8-K   filed  on  May  3,  1996   regarding  the
                            assumption of certain material contracts of SDDI by the registrant, the execution of certain material contracts by the registrant and the amendment of the registrant's certificate of incorporation. All of these documents were filed herewith.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SILVER DINER DEVELOPMENT, INC.
                        ------------------------------
                        (Registrant)




June 5, 1996             / David Oden /
- ------------------      ------------------------------
Date                    David Oden
                        Chief Financial Officer

                        (Duly Authorized Officer and Principal Financial and Accounting Officer)