Form 10-Q
period 1996-07-14
SILVER DINER DEVELOPMENT INC  /MD/
filed 1996-08-07
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 14, 1996
                          Commission File No. 0-24982

                               SILVER DINER, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       DELAWARE                                         04-3234411
- -------------------------------          ---------------------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



                11806 Rockville Pike, Rockville, Maryland, 20852
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (301) 770-0333
- -------------------------------------------------------------------------------
                        (Registrant's telephone number)

                         SILVER DINER DEVELOPMENT, INC.
- -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since the last report)



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

Common Stock, $.00074 par value, outstanding as of July 31, 1996: 11,503,858 shares

                               SILVER DINER, INC.
                                     INDEX


    Part I.   Financial Information

    Item 1.   Financial Statements:
              Consolidated Condensed Balance Sheets
              as of July 14, 1996 and December 31, 1995                      3

              Consolidated  Condensed  Statements of Operations for
              the Twelve  weeks  ended  July 14,  1996 and July 16,
              1995 and the Twenty eight weeks ended July 14, 1996
              and July 16, 1995                                              4

              Consolidated Condensed Statement of Stockholders' Equity
              for the Twenty eight weeks ended July 14, 1996                 5

              Consolidated Condensed Statements of Cash Flows for the
              Twenty eight weeks ended July 14, 1996 and July 16, 1995       6

              Notes to Consolidated Condensed Financial Statements           7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9


    Part II.  Other Information

    Item 1.   Legal Proceedings                                             13

    Item 6.   Exhibits and Reports on Form 8-K                              13


    Signature                                                               14

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                            July 14,          December 31,
                                                              1996                1995
                                                        -----------------   -----------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                              $14,806,292         $ 1,584,716
   Inventory                                                  107,070             117,393
   Prepaid and other current assets                           203,239              72,152
                                                        -----------------   -----------------
         Total current assets                              15,116,601           1,774,261

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and leasehold improvements                      5,721,493           5,661,681
   Furniture, fixtures and equipment                        3,468,193           3,322,656
   Construction in progress                                   370,927                   -
                                                        -----------------   -----------------
         Total                                              9,560,613           8,984,337
   Less accumulated depreciation and amortization          (2,525,455)         (2,170,350)
                                                        -----------------   -----------------
         Net property, equipment and improvements           7,035,158           6,813,987

OTHER ASSETS
   Deposits and other                                         298,090             304,689
   Due from affiliates                                              -             355,023
   Preopening costs, net                                       75,184             239,750
   Goodwill, other intangibles and deferred costs, net      3,207,325           1,306,759
                                                        -----------------   -----------------
         TOTAL ASSETS                                     $25,732,358         $10,794,469
                                                        =================   =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $ 2,354,191         $ 3,582,238
  Current maturities of notes to related parties                    -             200,000
  Current maturities of long-term debt                        109,956           3,193,125
                                                        -----------------   -----------------
         Total current liabilities                          2,464,147           6,975,363

OTHER LIABILITIES
   Deferred rent liability                                    627,119             574,821
   Notes to related parties, less current maturities                -           1,036,811
   Long-term debt, less current maturities                    281,571             973,200
                                                        -----------------   -----------------
         Total liabilities                                  3,372,837           9,560,195

STOCKHOLDERS' EQUITY                                       22,359,521           1,234,274
                                                        -----------------   -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $25,732,358         $10,794,469
                                                        =================   =================

      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Twelve Weeks Ended              Twenty Eight Weeks Ended
                                                          July  14,           July 16,           July 14,          July 16,
                                                            1996               1995                1996              1995
                                                       ---------------    ---------------    ---------------    --------------
Net sales                                                $3,974,420         $3,499,534         $8,868,848        $6,679,832

Restaurant costs and expenses
    Cost of sales                                         1,093,769            984,096          2,448,791         1,839,017
    Labor                                                 1,288,696          1,163,169          2,997,133         2,211,178
    Operating                                               606,875            514,057          1,348,026         1,002,188
    Occupancy                                               429,440            385,091          1,037,131           798,782
    Depreciation and amortization                           197,113            180,197            514,178           334,221
                                                       ---------------    ---------------    ---------------    --------------

      Total restaurant costs and expenses                 3,615,893          3,226,610          8,345,259         6,185,386
                                                       ---------------    ---------------    ---------------    --------------

      Restaurant operating income                           358,527            272,924            523,589           494,446

General and administrative expenses                         672,912            428,828          1,348,601           849,641
Interest expense                                             14,851             70,783            189,560           128,497
Investment income                                          (105,543)           (18,468)          (138,645)          (38,847)
Depreciation and amortization                                24,444             22,441             70,301            51,702
                                                       ---------------    ---------------    ---------------    --------------

    Loss before minority interest and income taxes         (248,137)          (230,660)          (946,228)         (496,547)

Minority interest in net loss of SDLP                             -             58,105                  -           180,175
                                                       ---------------    ---------------    ---------------    --------------

    Loss before income taxes                               (248,137)          (172,555)          (946,228)         (316,372)

Income taxes                                                      -                  -                  -                 -
                                                       ---------------    ---------------    ---------------    --------------

      NET LOSS                                          $  (248,137)        $ (172,555)       $  (946,228)      $  (316,372)
                                                       ===============    ===============    ===============    ==============

Net loss per common share                               $     (0.02)        $    (0.03)       $     (0.12)      $     (0.06)
                                                       ===============    ===============    ===============    ==============

Weighted average common shares outstanding               10,075,287          5,027,659          7,853,126         5,001,805
                                                       ===============    ===============    ===============    ==============

     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                     Twenty eight weeks ended July 14, 1996

                                                                   Additional        Common
                                                 Common stock        Paid-in      Stock Options    Accumulated
                                              Shares     Amount      Capital       Outstanding       Deficit         Total
                                              ------     ------    ----------     -------------    ------------      -----
Balance at December 31, 1995                 150,947     $15,095    $7,489,754      $665,052       $(6,935,627)    $ 1,234,274
Common stock issued at Merger              9,227,911      (8,155)   11,966,120            --                --      11,957,965
Conversion of convertible debt to equity     625,000         463     2,499,537            --                --       2,500,000
Proceeds from issuance of stock            1,500,000       1,110     7,612,400            --                --       7,613,510
Net loss                                          --          --            --            --          (946,228)       (946,228)
                                          ----------      ------   -----------      --------       -----------     -----------
Balance at July 14, 1996                  11,503,858      $8,513   $29,567,811      $665,052       $(7,881,855)    $22,359,521
                                          ==========      ======   ===========      ========       ===========     ===========



     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Twenty Eight Weeks Ended
                                                                              July 14,           July 16,
                                                                                1996               1995
                                                                           --------------     ---------------
Cash flows from operating activities
Net loss                                                                    $ (946,228)         $ (316,372)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                             584,479             385,923
     Compensation expense - stock options and deferred compensation             35,907              54,526
     Minority interest                                                               -            (180,175)
     Changes in operating assets and liabilities
         Inventory                                                              10,323             (11,264)
         Prepaid expenses and other assets                                    (131,087)             52,869
         Preopening, other intangibles and deferred costs                      (23,324)           (298,407)
         Accounts payable and accrued expenses                              (1,142,634)             14,340
         Lease and other deposits                                                6,599             (33,895)
         Deferred rent liability                                                52,298             (25,503)
                                                                          --------------     ---------------

     Net cash used in operating activities                                  (1,553,667)           (357,958)

Cash flows from investing activities
Purchases of property and equipment                                           (920,260)           (956,310)
Maturities of short-term investments                                                 -           1,045,765
Payment of advances to affiliates                                                    -             (31,431)
                                                                          --------------     ---------------

Net cash provided by (used in) investing activities                           (920,260)             58,024

Cash flows from financing activities
Net proceeds from merger                                                    12,166,964                   -
Net proceeds from sale of stock                                              8,202,214             202,502
Acquisition of outstanding interest in Silver Diner Limited Partnership     (2,517,089)                  -
Proceeds from notes payable                                                          -             270,000
Proceeds from  notes payable - related party                                         -              89,627
Payments on advances - affiliates                                                    -             (13,000)
Payments of principal - notes payable                                       (1,274,798)           (382,555)
Payments of principal - notes payable - related party                         (881,788)                 -
                                                                          --------------     ---------------

Net cash provided by  financing activities                                  15,695,503             166,574
                                                                          --------------     ---------------

Net increase (decrease) in cash and cash equivalents                        13,221,576            (133,360)
Cash and cash equivalents at beginning of the period                         1,584,716             281,463
                                                                          --------------     ---------------

Cash and cash equivalents at end of the period                            $ 14,806,292          $  148,103
                                                                          ==============     ===============
Supplemental disclosure of cash flow information:
         Interest paid                                                    $    130,711          $   26,428
                                                                          ==============     ===============

Noncash investing and financing activities:
         Construction payables included in accounts
              payable and accrued expenses                                $     12,500          $   30,990
                                                                          ==============     ===============
         Financing and acquisition costs included in accounts
              payable and accrued expenses                                $    845,474          $        -
                                                                          ==============     ===============
         Repayment of  notes payable - related party by
              offset of amounts due from affiliates                       $    355,023          $        -
                                                                          ==============     ===============
         Conversion of senior subordinated convertible
              promissory notes to 625,000 shares of common stock          $  2,500,000          $        -
                                                                          ==============     ===============
         Issuance of 84,000 warrants in conjunction with SDLP purchase    $    141,960          $        -
                                                                          ==============     ===============

      Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED JULY 14, 1996 AND JULY 16, 1995
                                  (UNAUDITED)


1.       Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiaries, Silver Diner Development, Inc. and Silver Diner Limited Partnership ("SDLP"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 14, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. As a result of the Company's acquisition of the minority interest in SDLP (See Note 3), the Company owns 100% of SDLP and as such is presenting results on a consolidated basis. As SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis does not have a substantive impact on the Company's financial statements. For further information, refer to the audited combined financial statements of Silver Diner Development, Inc., a Virginia Corporation, ("SDDI"), SDLP and Silver Diner Potomac Mills, Inc. as of December 31, 1995 and January 1, 1995 and for each of the three years in the period ended December 31, 1995 and footnotes thereto included in the Company's Form 8-K filing dated March 27, 1996.


     2.   Merger

On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of Food Trends Acquisition Corporation ("FTAC") merged (the "Merger") with and into SDDI with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., and in June 1996, to Silver Diner, Inc. Pursuant to the Merger agreement, each outstanding share of SDDI common stock converted into 33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of the Company at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of the Company for such periods and dates.

All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the FTAC shares issued to the SDDI shareholders at the time of the Merger.

3.       Acquisition of Minority Interest in Silver Diner Limited Partnership

On June 13, 1996 the Company completed its purchase of all of the limited partnership interests in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants ("New Warrants") to purchase common stock exercisable at $8.00 per share. The New Warrants are exercisable until the earlier of 30 days following a public offering of Common Stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                      SILVER DINER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)




     4.   Sale of Stock

On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share ("Private Placement"). Approximately $2.5 million of the approximately $7.6 million net proceeds of the sale will be used to replace the funds used for the acquisition of the minority interests in SDLP, and the remainder will be available to fund expansion. In connection with the sale, the Company has agreed to register the shares with the Securities and Exchange Commission.

     5.   Stockholders' Equity

The components of stockholders' equity as reflected in the accompanying consolidated condensed balance sheets are as follows:


                                                                             July 14,          December 31,
                                                                               1996                1995
                                                                          --------------     ---------------
Silver Diner, Inc.
     Common stock, at December 31, 1995, $.10 par value,
     1,000,000 shares authorized, 150,947 pre-merger shares issued and outstanding; at July 14, 1996, $.00074 par value, 20,000,000
     shares authorized; 11,503,858 shares issued and outstanding           $     8,513        $     15,095
     Additional paid-in capital                                             29,567,811           7,489,754
     Common stock options outstanding                                          665,052             665,052
     Accumulated deficit                                                    (7,881,855)        (6,935,627)
                                                                          --------------     ---------------
                                                                          $ 22,359,521        $ 1,234,274
                                                                          ==============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

The Company currently operates six Silver Diners in the Washington / Baltimore metropolitan area, and plans to open six to eight additional Silver Diners by the end of 1997, which may include openings in a second major metropolitan market. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of FTAC, merged with and into SDDI, a Virginia Corporation, with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., and in June 1996 to Silver Diner, Inc. Pursuant to the merger agreement, each outstanding share of SDDI common stock converted into 33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of the Company at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of the Company.

All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the FTAC shares issued to the SDDI shareholders at the time of the Merger.

In connection with the Merger, on April 2, 1996, notes payable - related party totaling $1,236,811 were repaid by the offset of amounts due from affiliates of $355,023 and the net outstanding balance was paid in full by the Company. On April 1, 1996, the Company terminated its capital lease obligation with a related party by purchasing the leased equipment at the remaining lease obligation balance of approximately $148,000. In addition, the Company repaid certain bank notes of SDDI in the approximate amount of $904,000 on April 4, 1996.

On June 13, 1996, the Company completed its purchase of all of the limited partnership interests in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants to purchase common stock exercisable at $8.00 per share until the earlier of 30 days following the first public offering of Common Stock or January 31, 1998. The offer was accepted by 100% of the limited partners. Because SDLP's financial statements were previously combined with the Company's, the acquisition of the minority interest did not result in any change in the Company's reported net sales, restaurant costs and expenses or restaurant operating income. The acquisition has been accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

On July 11, 1996, the Company completed a $8,250,000 Private Placement of common stock through the sale of 1.5 million shares at $5.50 per share. Approximately $2.5 million of the approximately $7.6 million net proceeds of the sale will be used to replace the funds used for the acquisition of the minority interests in SDLP, and the remainder will be available to fund expansion. In connection with the sale, the Company has agreed to register the shares with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                          12 Weeks Ended                28 Weeks Ended
                                                      -----------------------  ---------------------------------
                                                                                                -
                                                    July 14,       July 16,         July 14,       July 16,
                                                      1996           1995            1996            1995
                                                  -------------- --------------  --------------  --------------
Net sales                                            100.0%         100.0%           100.0%         100.0%
Restaurant costs and expenses
  Cost of sales                                       27.5%          28.1%            27.6%          27.5%
  Labor                                               32.4%          33.2%            33.8%          33.1%
  Operating                                           15.3%          14.7%            15.2%          15.0%
  Occupancy                                           10.8%          11.0%            11.7%          12.0%
  Depreciation and amortization                        5.0%           5.2%             5.8%           5.0%
                                                  -------------- --------------  --------------- --------------

    Restaurant operating income                        9.0%           7.8%             5.9%           7.4%

General and administrative expenses                   16.9%          12.3%            15.2%          12.7%
Interest expense                                       0.4%           2.0%             2.1%           1.9%
Investment income                                     -2.7%          -0.5%            -1.5%          -0.6%
Depreciation and amortization                          0.6%           0.6%             0.8%           0.8%
                                                  -------------- --------------  --------------- --------------

    Loss before minority interest
       and income taxes                               -6.2%          -6.6%           -10.7%          -7.4%

Minority interest in net loss of SDLP                  0.0%           1.7%             0.0%           2.7%
                                                  -------------- --------------  --------------- --------------

    Net loss                                          -6.2%          -4.9%           -10.7%          -4.7%
                                                  ============== ==============  =============== ==============

Net sales for the twelve weeks ended July 14, 1996 ("1996 Second Quarter") increased $474,886 to $3,974,420 compared to $3,499,534 for the twelve weeks ended July 16, 1995 ("1995 Second Quarter"). Year-to-date, net sales for the twenty-eight weeks ended July 14, 1996 ("1996 YTD Period") increased $2,189,016 to $8,868,848 compared to $6,679,832 for the twenty-eight weeks ended July 16, 1995 ("1995 YTD Period"). New restaurants opened during 1995 in Fair Oaks and Tysons Corner, Virginia were primarily responsible for the increases, adding $444,975 and $2,222,750 to net sales for the current quarter and year-to-date periods, respectively.

Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial twelve months of operations during which sales are typically higher than normal) increased 1.2% for the quarter and decreased 0.6% year-to-date. Year-to-date comparable Silver Diner sales were reduced by severe winter weather in the Washington / Baltimore area in January 1996. Excluding January, 1996 year-to-date comparable Silver Diner sales increased 0.7%. Average net sales for Rockville and Tysons Corner, the Company's highest volume stores, were $1,964,000 for the 1996 YTD period, with the two stores aggregating approximately 44% of net sales. Average net sales for the other four restaurants for the same period were approximately $1,235,000.

In June 1996, the Company introduced on a test basis in certain existing restaurants the Silver Diner Market & Bakery, which features a wide range of carry-out options targeting the growing "home meal replacement" market, as well as specialty coffee drinks and an expanded bakery selection. The Company plans to incorporate an enlarged version of the Silver Diner Market & Bakery in its new prototype for future restaurant locations.

Cost of sales, primarily food and beverage cost, decreased 0.6% of net sales to 27.5% in the 1996 Second Quarter, compared to 28.1% for the 1995 Second Quarter. Year-to-date, cost of sales increased 0.1% of net sales. The lower cost in the 1996 Second Quarter was primarily attributable to lower food cost at Fair Oaks compared to the higher cost in 1995 typically associated with a new store opening.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 32.4% of net sales for the 1996 Second Quarter, a decrease of 0.8% of net sales compared to the 1995 Second Quarter. Year-to-date, labor increased 0.7% of net sales to 33.8% for the 1996 YTD Period, compared to 33.1% for the 1995 YTD Period. The 1996 Second Quarter labor cost was positively impacted by lower labor costs in Fair Oaks compared to the higher cost in 1995 typically associated with a new store opening. The 1996 YTD Period increase resulted primarily from higher labor costs in the initial periods of operation at Tysons Corner, increased management compensation and particularly severe winter weather in January 1996, which reduced sales and increased labor as a percentage of net sales.

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

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 15.3% of net sales for the 1996 Second Quarter, compared to 14.7% for the 1995 Second Quarter. Year-to-date, operating expenses increased 0.2% of net sales to 15.2% of net sales for the 1996 YTD period. Higher marketing costs were primarily responsible for the increases. Although operating expenses are likely to continue to exceed historical levels during the summer months due to cable television and direct mail advertising campaigns supporting the introduction of the Silver Diner Market & Bakery, management believes that sufficient additional gross profit will be generated from these campaigns to offset the additional costs.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $44,349 for the 1996 Second Quarter compared to the 1995 Second Quarter, and $238,349 for the 1996 YTD Period compared to the 1995 YTD Period. Occupancy costs for the new restaurants in Fair Oaks and Tysons Corner accounted for most of the increase.

Restaurant depreciation and amortization increased $16,916 for the 1996 Second Quarter compared to the 1995 Second Quarter, and $179,957 for the 1996 YTD Period compared to the 1995 YTD period. These increases were primarily associated with the new restaurant openings at Fair Oaks and Tysons Corner. Depreciation and amortization also increased due to expansion of the Rockville diner, but decreased overall in the first four diners due to a prospective reduction in the estimated useful life of smallwares, which increased expense in 1995. The 1996 Quarter and 1996 YTD Period include approximately $45,000 and $165,000, respectively, of preopening amortization, compared to $45,000 for both the 1995 Quarter and 1995 YTD Period. Preopening costs are amortized on a straight-line basis over twelve months from the date of each new restaurant opening.

General and administrative expenses include the cost of corporate administrative
personnel  and  functions,   multi-unit  management  and  restaurant  management
recruitment and initial training. Such expenses were $672,912 in the 1996 Second Quarter, an increase of $244,084 compared to the 1995 Second Quarter. Year-to-date, general and administrative expenses were $1,348,601, an increase of $498,960 compared to the 1995 YTD Period. As a percentage of net sales, general and administrative expenses increased from 12.3% in the 1995 Second Quarter to 16.9% in the 1996 Second Quarter, and from 12.7% in the 1995 YTD Period to 15.2% in the 1996 YTD Period. Increased corporate salary costs, higher restaurant management and recruitment costs, new menu costs and additional expenses related to being a public company were the primary factors contributing to the increases. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. Also, during the 1996 YTD Period, the Company began to incur expenses related to the recruitment and training of restaurant management to support new Silver Diner openings in late 1996. During the remainder of 1996, management anticipates that general and administrative expenses will continue to exceed 1995 levels as a percentage of net sales due to higher restaurant management recruitment and initial training costs in preparation for new store growth. As revenues increase in 1997 with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

In September 1995, the Company raised $2.5 million in a Private Placement of subordinated notes and common stock warrants, and in October 1995 borrowed $750,000 from a bank. Investment income, interest expense and amortization expense (related to deferred loan costs) all increased during the 1996 YTD Period compared to the 1995 YTD Period as a result of these borrowings. Following consummation of the Merger with FTAC, the subordinated notes were converted into common stock, the common stock warrants were canceled and SDDI's bank and affiliate debt was repaid. The bank debt of SDLP was subsequently repaid in late July 1996 following acquisition of the SDLP minority interest. Interest expense and amortization of deferred loan costs will decrease significantly for the remainder of 1996 due to the repayment of debt. Interest income increased significantly in the 1996 Second Quarter due to investment of the Merger proceeds, and will be further increased through investment of the Private Placement proceeds.

Depreciation and amortization for the 1996 Second Quarter includes $14,200 for amortization of goodwill related to the acquisition of the SDLP minority interest.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current financial position is strong as a result of the consummation of the Merger and the Private Placement. At July 14, 1996, cash and cash equivalents were $14.8 million, working capital was $12.7 million, long-term debt (including current maturities) was $391,527 and stockholders' equity was $22.4 million. Cash and cash equivalents increased $13.2 million during the 1996 YTD Period, due primarily to net Merger proceeds of $12.2 million and net Private Placement proceeds of approximately $7.6 million, less cash used to repay debt, finance the 1996 YTD Period operating cash flow deficit, pay for purchases of property and equipment, including construction payables associated with the Tysons Corner Silver Diner, which opened in December 1995, and to acquire all of the limited partnership interests in SDLP.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open six to eight Company-owned Silver Diners by the end of 1997. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,625,000. Land generally will be leased. As of July 31, 1996, ground leases have been signed for locations in Merrifield, Clarendon and Springfield, Virginia, and a land purchase contract for a location in Reston, Virginia has been executed. Due to above average site costs, these four locations are expected to average approximately $1,690,000 for building, equipment and site costs. The Reston land is expected to cost approximately $1,425,000. Management intends to pursue a sale leaseback strategy on the Reston property following the restaurant's opening. Construction has begun on the Clarendon location.

Management believes that the Company's current capital resources will be adequate to meet its planned capital requirements through 1997.

Part II. Other Information

Item 1.  Legal Proceedings

         On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The Plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner. Mr. Richardson was terminated promptly following occurrence of the event in November 1994. Plaintiff continues to be an employee of the Company. The Complaint contains four counts against the Company: failure to provide a reasonably safe and harassment free working environment, negligently and unreasonably allowing alcoholic beverages to be consumed at a Company sponsored event, negligently hiring and retaining Richardson after knowing of his drinking problem and respondeat superior. Plaintiff seeks recovery of $500,000 for each Count. It is not clear if the Counts are in the alternative or cumulative. The Company's insurance carrier is currently defending the claim with reservation of rights. The Company does not believe that it is liable to the Plaintiff and intends to vigorously defend itself.

Item 6.  Exhibits and Reports on Form 8-K

         June 13, 1996 -  Form 8-K filed on June 26, 1996 regarding the
                          Company's acquisition of all of the Class A and Class B limited partner interests in Silver Diner Limited Partnership.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SILVER DINER, INC.
                                          --------------------------------------
                                          (Registrant)




August 7, 1996                             /s/ David Oden
- ------------------------------------      --------------------------------------
Date                                      David Oden
                                          Chief Financial Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)