Form 10-Q
period 1996-11-20
SILVER DINER DEVELOPMENT INC  /MD/
filed 1996-11-20
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 6, 1996
                          Commission File No. 0-24982

                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   04-3234411
-------------------------------      -------------------------------------------

(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)






                11806 Rockville Pike, Rockville, Maryland, 20852
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (301) 770-0333
--------------------------------------------------------------------------------
                        (Registrant's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since the last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ x ] No [ ].



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
               Common Stock, $.00074 par value, outstanding as of
                      November 18, 1996: 11,520,527shares

                               SILVER DINER, INC.
                                     INDEX


 Part I.   Financial Information

 Item 1.   Financial Statements:
           Consolidated Condensed Balance Sheets
           as of October 6, 1996 and December 31, 1995                         3

           Consolidated Condensed Statements of Operations for the
           Twelve Weeks Ended October 6, 1996 and October 8, 1995 and the
           Forty Weeks Ended October 6, 1996 and October 8, 1995               4

           Consolidated Condensed Statement of Stockholders' Equity
           for the Forty Weeks Ended October 6, 1996                           5

           Consolidated Condensed Statements of Cash Flows for the
           Forty Weeks Ended October 6, 1996 and October 8, 1995               6

           Notes to Consolidated Condensed Financial Statements                7

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


 Part II.  Other Information

 Item 1.   Legal Proceedings                                                  14

 Signature                                                                    15

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                               October 6,        December 31,
                                                                  1996               1995
                                                             -------------       ------------
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $12,822,956       $ 1,584,716
   Inventory                                                       105,984           117,393
   Prepaid and other current assets                                298,503            72,152
                                                              -------------      ------------
         Total current assets                                   13,227,443         1,774,261

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and leasehold improvements                           5,758,149         5,661,681
   Furniture, fixtures and equipment                             3,502,335         3,322,656
   Construction in progress                                      1,061,943                 -
                                                              -------------      ------------
         Total                                                  10,322,427         8,984,337
   Less accumulated depreciation and amortization               (2,670,095)       (2,170,350)
                                                              -------------      ------------
         Net property, equipment and improvements                7,652,332         6,813,987

OTHER ASSETS
   Deposits and other                                              414,497           304,689
   Due from affiliates                                                   -           355,023
   Preopening costs, net                                            31,078           239,750
   Goodwill, other intangibles and deferred costs, net           3,197,345         1,306,759
                                                              -------------      ------------
         TOTAL ASSETS                                          $24,522,695       $10,794,469
                                                              =============      ============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $  1,668,156       $ 3,582,238
  Current maturities of notes to related parties                         -           200,000
  Current maturities of long-term debt                                   -         3,193,125
                                                              -------------      ------------
         Total current liabilities                               1,668,156         6,975,363

OTHER LIABILITIES
   Deferred rent liability                                         638,423           574,821
   Notes to related parties, less current maturities                     -         1,036,811
   Long-term debt, less current maturities                               -           973,200
                                                              -------------      ------------
         Total liabilities                                       2,306,579         9,560,195

STOCKHOLDERS' EQUITY                                            22,216,116         1,234,274
                                                              -------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $24,522,695       $10,794,469
                                                              =============      ============


     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Twelve Weeks Ended                      Forty Weeks Ended
                                                           October 6,           October 8,        October 6,         October 8,
                                                             1996                 1995               1996               1995
                                                       -----------------    ----------------    ---------------    ---------------
Net sales                                                $  3,892,818         $  3,297,137       $12,761,666       $  9,976,969

Restaurant costs and expenses
    Cost of sales                                           1,063,498              906,485         3,512,289          2,745,503
    Labor                                                   1,242,751            1,075,739         4,239,884          3,286,917
    Operating                                                 601,194              519,593         1,949,220          1,521,781
    Occupancy                                                 442,638              388,921         1,479,769          1,187,702
    Depreciation and amortization                             189,665              181,361           703,843            515,582
                                                       -----------------    ----------------    ---------------    ---------------

      Total restaurant costs and expenses                   3,539,746            3,072,099        11,885,005          9,257,485
                                                       -----------------    ----------------    ---------------    ---------------

      Restaurant operating income                             353,072              225,038           876,661            719,484

General and administrative expenses                           647,845              553,855         1,996,446          1,403,496
Interest expense                                                6,589               90,648           196,149            219,145
Investment income                                            (162,835)             (20,398)         (301,480)           (59,244)
Depreciation and amortization                                  61,057               22,815           131,358             74,517
                                                       -----------------    ----------------    ---------------    ---------------

    Loss before minority interest and income taxes           (199,584)            (421,882)       (1,145,812)          (918,430)

Minority interest in net loss of SDLP                               -                   -                  -            180,175
                                                       -----------------    ----------------    ---------------    ---------------

    Loss before income taxes                                 (199,584)            (421,882)       (1,145,812)          (738,255)

Income taxes                                                        -                   -                  -                  -
                                                       -----------------    ----------------    ---------------    ---------------

      NET LOSS                                           $   (199,584)        $   (421,882)      $(1,145,812)      $   (738,255)
                                                       =================    ================    ===============    ===============

Net loss per common share                                $      (0.02)        $      (0.08)      $     (0.13)      $      (0.15)
                                                       =================    ================    ===============    ===============

Weighted average common shares outstanding                 11,520,130            5,032,422         8,953,227          5,010,990
                                                       =================    ================    ===============    ===============

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                       Forty Weeks Ended October 6, 1996


                                                                       Additional
                                                   Common stock          Paid-in      Accumulated
                                                Shares       Amount     Capital         Deficit          Total

Balance at December 31, 1995                   150,947      $15,095    $ 8,154,806   $(6,935,627)   $ 1,234,274

Common stock issued at Merger                9,227,911       (8,155)    11,723,165             -     11,715,010

Conversion of convertible debt and
    related accrued interest to equity         625,000          463      2,673,328             -      2,673,791

Proceeds from issuance of stock              1,500,000        1,111      7,551,949             -      7,553,060

Exercise of Stock Options                       16,669           12             38             -             50

Repurchase of Outstanding Options                    -            -        (30,348)            -        (30,348)

Stock Options Compensation Expense                   -            -         74,131             -         74,131

Common Stock Warrants Issued                         -            -        141,960             -        141,960

Net loss                                             -            -              -    (1,145,812)    (1,145,812)
                                            ----------    ---------    -----------   ------------   ------------
Balance at October 6, 1996                  11,520,527     $  8,526    $30,289,029   $(8,081,439)   $22,216,116
                                            ==========    =========    ===========   ============   ============

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Forty Weeks Ended
                                                                           October 6,         October 8,
                                                                              1996               1995
                                                                         --------------     --------------

Cash flows from operating activities
Net loss                                                                 $  (1,145,812)     $    (738,255)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                             835,201            590,099
     Compensation expense - stock options and deferred compensation             74,131            250,755
     Minority interest                                                               -           (180,175)
     Changes in operating assets and liabilities
         Inventory                                                              11,409             (3,967)
         Prepaid expenses and other assets                                    (226,350)            57,208
         Preopening, other intangibles and deferred costs                      (67,633)          (282,799)
         Accounts payable and accrued expenses                              (1,311,706)           653,568
         Lease and other deposits                                             (109,807)           (31,179)
         Deferred rent liability                                                63,602            (20,710)
                                                                         --------------     --------------

     Net cash used in operating activities                                  (1,876,965)           294,545

Cash flows from investing activities
Purchases of property and equipment                                         (1,588,349)        (2,397,539)
Maturities of short-term investments                                                 -          1,529,543
Purchase of short-term investment                                                    -           (120,000)
Payment of advances to affiliates                                                    -            (52,245)
                                                                         --------------     --------------

Net cash provided by (used in) investing activities                         (1,588,349)        (1,040,241)

Cash flows from financing activities
Net proceeds from merger                                                    12,071,149            (76,394)
Net proceeds from sale of stock                                              7,727,904            202,502
Acquisition of outstanding interest in Silver Diner Limited Partnership     (2,517,088)                 -
Proceeds from notes payable                                                          -          2,870,000
Payments on advances - affiliates                                                    -            (13,000)
Payments of principal - notes payable                                       (1,666,325)          (530,538)
Payments of principal - notes payable - related party                         (881,788)                 -
Proceeds from exercise of stock options                                             50
Repurchase of employee stock options                                           (30,348)                 -
                                                                         --------------     --------------

Net cash provided by  financing activities                                  14,703,554          2,452,570
                                                                         --------------     --------------

Net increase (decrease) in cash and cash equivalents                        11,238,240          1,706,874
Cash and cash equivalents at beginning of the period                         1,584,716            281,463
                                                                         --------------     --------------

Cash and cash equivalents at end of the period                           $  12,822,956      $   1,988,337
                                                                         ==============     ==============

Supplemental disclosure of cash flow information:
    Interest paid                                                        $     137,300      $     127,043
                                                                         ==============     ==============

Noncash investing and financing activities:
    Construction payables included in accounts payable and accrued
      expenses                                                           $      44,247      $     290,779
                                                                         ==============     ==============
    Financing and acquisition costs included in accounts payable
      and accrued expenses                                               $      77,054      $     315,266
                                                                         ==============     ==============
    Repayment of  notes payable - related party by offset of
      amounts due from affiliates                                        $     355,023      $           -
                                                                         ==============     ==============
    Conversion of senior subordinated convertible promissory notes &
      accrued interest to 625,000 shares of common stock                 $   2,673,791      $           -
                                                                         ==============     ==============
    Issuance of 84,000 warrants in conjunction with SDLP purchase        $     141,960      $           -
                                                                         ==============     ==============


     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    FOR THE TWELVE AND FORTY WEEKS ENDED OCTOBER 6, 1996 AND OCTOBER 8, 1995
                                  (UNAUDITED)


1.    Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiaries, Silver Diner Development, Inc. and Silver Diner Limited Partnership ("SDLP"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and forty week periods ended October 6, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. As a result of the Company's acquisition of the minority interest in SDLP (See Note 3), the Company owns 100% of SDLP and as such is presenting results on a consolidated basis. As SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis does not have a substantive impact on the Company's financial statements. For further information, refer to the audited combined financial statements of Silver Diner Development, Inc., a Virginia Corporation, ("SDDI"), SDLP and Silver Diner Potomac Mills, Inc. as of December 31, 1995 and January 1, 1995 and for each of the three years in the period ended December 31, 1995 and footnotes thereto included in the Company's Form 8-K filing dated March 27, 1996.


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


4.    Sale of Stock

On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share ("Private Placement"). Approximately $2.5 million of the approximately $7.6 million net proceeds of the sale will be used to replace the funds used for the acquisition of the minority interests in SDLP, and the remainder will be available to fund expansion. On August 7, 1996, the Company registered the shares with the Securities and Exchange Commission on Form S-3.

5.    Stockholders' Equity

The components of stockholders' equity as reflected in the accompanying consolidated condensed balance sheets are as follows:

                                                                         October 6,       December 31,
                                                                            1996              1995
                                                                        -----------       ------------
Silver Diner, Inc.
   Common stock, at December 31, 1995, $.10 par value,
   1,000,000 shares authorized, 150,947 pre-merger shares issued and outstanding; at October 6, 1996, $.00074 par value, 20,000,000
   shares authorized; 11,520,527 shares issued and outstanding          $     8,526       $    15,095
   Additional paid-in capital                                            30,289,029         8,154,806
   Accumulated deficit                                                   (8,081,439)       (6,935,627)
                                                                        ------------     -------------
                                                                        $22,216,116       $ 1,234,274
                                                                        ============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company currently operates six Silver Diners in the Washington/Baltimore metropolitan area, and plans to open six to eight additional Silver Diners by the end of 1997, including one each in the Philadelphia-Southern New Jersey area and South Florida. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of FTAC, merged with and into SDDI, a Virginia Corporation, with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., then subsequently to Silver Diner, Inc. Pursuant to the merger agreement, each outstanding share of SDDI common stock converted into 33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of SDDI, SDLP and SDPMI at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of SDDI, SDLP and SDPMI for such periods and dates.

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

On June 13, 1996, the Company completed its purchase of the minority interest in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants to purchase common stock exercisable at $8.00 per share until the earlier of 30 days following a public offering or January 31, 1998. The offer was accepted by 100% of the limited partners. Because SDLP's financial statements are included in the consolidated financial statements of the Company, acquisition of the minority interest will not result in any change in the Company's future reported net sales, restaurant costs and expenses or restaurant operating income. The acquisition has been accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

On July 11, 1996, the Company completed a $8,250,000 Private Placement of common stock through the sale of 1.5 million shares at $5.50 per share. Of the $7.6 million net proceeds of the sale, $2.5 million was used to replace the funds used for the acquisition of the minority interests in SDLP, approximately $400,000 was used to repay the bank debt of SDLP and the remainder will be available to fund expansion. On August 7, 1996, the Company registered the shares with the Securities and Exchange Commission on Form S-3.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                             12 Weeks Ended            40 Weeks Ended
                                        -----------------------    -----------------------
                                        October 6,   October 8,    October 6,   October 8,
                                           1996         1995          1996         1995
                                        ----------   ----------    ----------   ----------
Net sales                                   100.0%       100.0%        100.0%       100.0%

Restaurant costs and expenses
  Cost of sales                              27.3%        27.5%         27.5%        27.5%
  Labor                                      31.9%        32.6%         33.2%        32.9%
  Operating                                  15.5%        15.8%         15.3%        15.3%
                                        ----------   ----------    ----------   ----------

    Restaurant operating margin              25.3%        24.1%         24.0%        24.3%

  Occupancy                                  11.3%        11.8%         11.6%        11.9%
  Depreciation and amortization               4.9%         5.5%          5.5%         5.2%
                                        ----------   ----------    ----------   ----------

    Restaurant operating income               9.1%         6.8%          6.9%         7.2%

General and administrative expenses          16.6%        16.8%         15.7%        14.1%
Interest expense                              0.2%         2.7%          1.5%         2.2%
Investment income                            -4.2%        -0.6%         -2.3%        -0.6%
Depreciation and amortization                 1.6%         0.7%          1.0%         0.7%
                                        ----------   ----------    ----------   ----------

    Loss before minority interest
       and income taxes                      -5.1%       -12.8%         -9.0%        -9.2%

Minority interest in net loss of SDLP         0.0%         0.0%          0.0%         1.8%
                                        ----------   ----------    ----------   ----------

    Net loss                                 -5.1%       -12.8%         -9.0%        -7.4%
                                        ==========   ==========    ==========   ==========

Net sales for the twelve weeks ended October 6, 1996 ("1996 Third Quarter") increased $595,681 to $3,892,818 compared to $3,297,137 for the twelve weeks ended October 8, 1995 ("1995 Third Quarter"). Year-to-date, net sales for the forty weeks ended October 6, 1996 ("1996 YTD Period") increased $2,784,697 to $12,761,666 compared to $9,976,969 for the forty weeks ended October 8, 1995 ("1995 YTD Period"). New restaurants opened during 1995 in Fair Oaks and Tysons Corner, Virginia were primarily responsible for the increases, adding $649,553 and $2,872,303 to net sales for the current quarter and year-to-date periods, respectively.

Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased 2.1% for the quarter and 1.0% year-to-date. Average net sales for Rockville and Tysons Corner, the Company's highest volume stores, were $2,812,000 for the 1996 YTD period, with the two stores aggregating approximately 44% of net sales. Average net sales for the other four restaurants for the same period were approximately $1,784,000.

Cost of sales, primarily food and beverage cost, decreased 0.2% of net sales to 27.3% in the 1996 Third Quarter, compared to 27.5% for the 1995 Third Quarter. Year-to-date, cost of sales was unchanged compared to the prior year at 27.5% of net sales. The lower cost in the 1996 Third Quarter was primarily attributable to lower food cost at Fair Oaks compared to the higher cost in 1995 typically associated with a new store opening. Management was also able to offset higher wholesale food costs during the quarter through improved purchasing as a result of the Company's stronger financial condition.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 31.9% of net sales for the 1996 Third Quarter, a decrease of 0.7% of net sales compared to the 1995 Third Quarter. Year-to-date, labor increased 0.3% of net sales to 33.2% for the 1996 YTD Period, compared to 32.9% for the 1995 YTD Period. The 1996 Third Quarter labor cost was positively impacted by lower labor costs in Fair Oaks compared to the higher cost in 1995 typically associated with a new store opening. The 1996 YTD Period increase resulted primarily from higher labor costs in the initial periods of operation at Tysons Corner, increased management compensation and particularly severe winter weather in January 1996, which reduced sales and increased labor as a percentage of net sales.

Congress recently passed legislation which increased the minimum wage effective October 1, 1996. Many of the Company's employees are paid hourly wages, and any increase in the minimum wage increases the Company's cost. Management estimates that the minimum wage increase will increase the Company's overall labor cost by approximately 0.2% to 0.3% of net sales. The Company expects to recover this increased cost through increased operating efficiencies, and to a lesser degree, price increases to customers.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased to 15.5% of net sales for the 1996 Third Quarter, compared to 15.8% for the 1995 Third Quarter. Year-to-date, operating expenses were unchanged at 15.3% of net sales. Timing of marketing expenditures were primarily responsible for the 1996 Third Quarter decrease.

Restaurant operating margin, which consists of net sales minus cost of sales, labor and operating expenses exclusive of occupancy, improved to 25.3% of net sales for the 1996 Third Quarter from 24.1% for the 1995 Third Quarter. Year-to-date, restaurant operating margin decreased 0.3% of net sales to 24.0% for the 1996 YTD Period, compared to 24.3% for the 1995 YTD Period. Management believes restaurant operating margin is the most consistent measure of store level operating results because it focuses on unit level performance. The third quarter improvement was due to better control of costs overall, and the maturing of the Company's new stores at Fair Oaks and Tysons Corner. Year-to-date, restaurant operating margin was reduced by the higher costs at Tysons Corner typically associated with new store openings.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $53,717 for the 1996 Third Quarter compared to the 1995 Third Quarter, and $292,067 for the 1996 YTD Period compared to the 1995 YTD Period. Occupancy costs for the new restaurants in Fair Oaks and Tysons Corner accounted for most of the increase.

Restaurant depreciation and amortization increased $8,304 for the 1996 Third Quarter compared to the 1995 Third Quarter, and $188,261 for the 1996 YTD Period compared to the 1995 YTD period. These increases were primarily associated with the new restaurant openings at Fair Oaks and Tysons Corner. Depreciation and amortization also increased due to expansion of the Rockville diner, but decreased overall in the first four diners due to a prospective reduction in the estimated useful life of smallwares, which increased expense in 1995. The 1996 Third Quarter and 1996 YTD Period include approximately $45,000 and $210,000, respectively, of preopening amortization, compared to $46,000 and $91,000, respectively, for the 1995 Third Quarter and 1995 YTD Period. Preopening costs are amortized on a straight-line basis over twelve months from the date of each new restaurant opening.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $647,845 in the 1996 Third Quarter, an increase of $93,990 compared to the 1995 Third Quarter. Year-to-date, general and administrative expenses were $1,996,446, an increase of $592,950 compared to the 1995 YTD Period. As a percentage of net sales, general and administrative expenses increased from 16.6% in the 1995 Third Quarter to 16.8% in the 1996 Third Quarter, and from 14.1% in the 1995 YTD Period to 15.6% in the 1996 YTD Period. Increased corporate salary costs, higher restaurant management and recruitment costs, new menu costs and additional expenses related to being a public company were the primary factors contributing to the increases. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. Also, during the 1996 YTD Period, the Company began to incur expenses related to the recruitment and training of restaurant management to support new Silver Diner openings in late 1996 and early 1997. During the remainder of 1996, management anticipates that general and administrative expenses will continue to exceed 1995 levels as a percentage of net sales due to higher restaurant management recruitment and initial training costs in preparation for new store growth. As revenues increase in 1997 with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

In September 1995, the Company raised $2.5 million in a Private Placement of subordinated notes and common stock warrants, and in October 1995 borrowed $750,000 from a bank. Investment income, interest expense and amortization expense (related to deferred loan costs) all increased during the 1996 YTD Period compared to the 1995 YTD Period as a result of these borrowings. Following consummation of the Merger with FTAC, the subordinated notes were converted into common stock, the common stock warrants were canceled and SDDI's bank and affiliate debt was repaid. The bank debt of SDLP was subsequently repaid in late July 1996 following acquisition of the SDLP minority interest. Interest expense and amortization of deferred loan costs will decrease significantly for the remainder of 1996 due to the repayment of debt. Interest income increased significantly in the 1996 Third Quarter due to investment of the Merger and Private Placement proceeds.

Depreciation and amortization for the 1996 Third Quarter and 1996 YTD Period includes approximately $43,000 and $57,000, respectively, for amortization of goodwill related to the acquisition of the SDLP minority interest.

The net loss for the 1996 Third Quarter was $199,584, or $0.02 per share, compared to the net loss of $421,882, or $0.08 per share, for the 1995 Third Quarter. Net loss for the 1996 YTD Period was $1,145,812, or $0.13 per share, compared to the net loss of $738,255, or $0.15 per share, for the 1995 YTD Period. Average shares outstanding increased from 5,032,422 for the 1995 Third Quarter to 11,520,130 for the 1996 Third Quarter, and from 5,010,990 for the 1995 YTD Period to 8,953,227 for the 1996 YTD Period. The increase in shares resulted from the Merger and the Private Placement. Managment expects that the Company will continue incurring relatively modest losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current financial position is strong as a result of the consummation of the Merger and the Private Placement. At October 6, 1996, cash and cash equivalents were $12.8 million, working capital was $11.6 million, the Company had no long-term debt and stockholders' equity was $22.2 million. Cash and cash equivalents increased $11.2 million during the 1996 YTD Period, due primarily to net Merger proceeds of $12.1 million and net Private Placement proceeds of approximately $7.7 million, less cash used to repay debt, finance the 1996 YTD Period operating cash flow deficit and pay for purchases of property and equipment, including construction payables associated with the Tysons Corner Silver Diner, which opened in December 1995.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open six to eight Company-owned Silver Diners by the end of 1997. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,625,000. Land generally will be leased. When land is purchased, management intends to pursue a sale leaseback or debt financing strategy following the restaurant's opening. The Company is currently under construction in the Washington/Baltimore market on locations in

Clarendon, Merrifield, Springfield and Reston, Virginia. Due to above average site costs, these four locations are expected to average approximately $1.7 million for building, equipment and site costs. The Reston land is being purchased for approximately $1.1 million. The Clarendon diner is expected to open near the end of 1996. The Merrifield store, originally scheduled to open near the end of 1996, will open early in the first quarter of 1997. Management is continuing to negotiate to obtain other sites in the Washington/Baltimore market.

The Company has been aggressively pursuing locations in new geographical markets, specifically the Philadelphia-Southern New Jersey area and South Florida. To that end, the Company has entered into a lease agreement and a land purchase agreement that, pending successful completion of site plan contingencies, will allow the Company to open a new store in each of those markets in the second half of 1997.

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



                            SILVER DINER, INC.
                            ----------------------------------------------------
                            (Registrant)




November 18, 1996            /s/ David Oden
------------------          ----------------------------------------------------
Date                        David Oden
                            Chief Financial Officer

                            (Duly Authorized Officer and Principal Financial and Accounting Officer)