Form 10-K
period 1996-12-29
SILVER DINER DEVELOPMENT INC  /MD/
filed 1997-03-31
CIK 923134

--------------------------------------------------------------------------------



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------



                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 29, 1996
                         Commission file number 0-24982

                      ------------------------------------


                               Silver Diner, Inc.
           (Exact name of the registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   04-3234411
                      (I.R.S. employer identification no.)

                              11806 Rockville Pike
                           Rockville, Maryland 20852
                                  301-770-0333
 (Address and telephone number of the registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, $.00074 Par Value                           None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At December 29, 1996, the registrant had 11,520,473 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $23,775,182.

--------------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders in 1997 are incorporated by reference into Part III.

                                     PART I

Item 1.  Business.

The Merger

         Silver Diner, Inc. (the "Company" or "Silver Diner") was incorporated in Delaware in April 1994 under the name Food Trends Acquisition Corporation ("FTAC"). In March 1996, a subsidiary of the Company merged with Silver Diner Development, Inc., a Virginia corporation ("SDDI"). As a result of the merger ("Merger"), SDDI became a wholly owned subsidiary of the Company and the Company changed its name from Food Trends Acquisition Corporation to Silver Diner Development, Inc., and in June 1996, to Silver Diner, Inc. In addition, the Merger resulted in SDDI's stockholders owning 57% of the Company's common stock, par value $.00074 per share ("Common Stock"), and SDDI's directors and officers becoming the Company's directors and officers. Unless the context otherwise requires, references to the Company or Silver Diner also include FTAC, SDDI and their wholly owned subsidiaries.

         Prior to the Merger, the Company was a publicly traded "blind pool" of $14.2 million in cash which was raised essentially on the reputation of George Naddaff, the former Chairman and Chief Executive Officer of Boston Chicken. This infusion of capital resulted in a virtually debt-free balance sheet and cash for the Company to fund growth.

         The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock trades on the Nasdaq National Market under the symbol "SLVR."

Acquisition of Minority Interest in Silver Diner Limited Partnership

         Silver Diner Limited Partnership ("SDLP"), of which the Company was the general partner, operated the first three Silver Diner restaurants. In June 1996, the Company acquired all of the limited partner interests in SDLP for a purchase price of $2.472 million and 84,000 warrants to purchase shares of the Common Stock at $8.00 per share and, subsequently, liquidated SDLP into SDDI. The warrants are exercisable at any time on or before the earlier of January 31, 1998 or 30 days following the first public offering of Common Stock on or after June 30, 1997.

Business

         The Company currently operates eight Silver Diner restaurants in the Washington/Baltimore Metropolitan Area serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high-quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to uniquely address this need. By attracting a broad range of customer segments, maintaining extended operating hours, a diverse menu and convenient locations, the Company is able to compete effectively in the fast food, family and casual dining segments of the restaurant industry, contributing to the significant sales volumes of its units. The Company is introducing Silver Diner To Go, which features a range of carry out options targeting the growing "home meal replacement" market, as well as specialty coffee drinks and expanded bakery selections.

         The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to "serve real home cooking at a real fair price" by serving generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $7.00 and the average dining time is approximately 30 minutes. For the last fiscal year, the six Silver Diner restaurants open throughout the year had sales ranging from $2.2 million to $4.0 million with average unit sales of $2,741,000 on an average of 208 seats. Management attributes the significant sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu, and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its management. Each Silver Diner is led by a general manager who lives, and participates, in the community and, through an incentive-based bonus system which includes profit sharing and stock ownership, has a long-term commitment to that restaurant's success.

         Diners have been indigenous to the United States for more than 100 years. Since opening the first Silver Diner restaurant in 1989, the Company has capitalized on the diner restaurant theme to uniquely address the customers' need of where to go for quick, high quality meals at reasonable prices. Key elements which differentiate Silver Diner restaurants from other restaurants include:

         o Broad and diverse menu combining "traditional diner" items with contemporary regional specialties - The menu includes a broad range of made-from-scratch meal choices featuring traditional home-style diner fare and all-day breakfast, as well as more contemporary "heart healthy" selections and regional specialty items. Each Silver Diner restaurant bakes from scratch all of its cakes, pies and other baked goods on the premises and features a carry-out section offering its full menu of home-meal replacement items.

         o Classic, readily recognizable diner exterior, in combination with a comfortable diner interior decor and atmosphere - The visually striking exterior of the Silver Diner restaurants is both familiar and distinctive combining polished stainless steel, glass block and neon lighting traditional to old-style diners with more contemporary tile, accent colors and a 25-foot clock tower. Similarly, the Silver Diner restaurant's interior combines traditional diner motifs such as a counter area with seating, booths and tabletop old style juke boxes with a contemporary open kitchen and ambient dining room lighting. The result of these contrasting elements produces a high energy, fun, nostalgic atmosphere which is also comfortable.

         o Extended operating hours with four meal periods - Silver Diner's breadth of entree selection, its beer and wine service and night time ambience allow it to generate close to 50% of its business at dinner and late night, the most profitable meal periods. Additionally, the Silver Diner's extended hours and diverse menu afford it two extra meal periods - breakfast and late night. Together, these four meal periods afford the Silver Diner the opportunity to generate significantly greater customer counts per facility than traditional two- or three-meal period full-service restaurants.

         o Rapid meal service resulting in a table turnover rate significantly above industry averages for full service restaurants - Silver Diner's menu, food preparation techniques and kitchen engineering account for its rapid meal service. The Silver Diner's physical plant and kitchen layout allow it to serve meals in approximately 10 minutes, providing quick turnover and further improving productivity. The Silver Diner employs a food preparation and storage process which incorporates a type of "sous vide" production technique enabling it to efficiently make a wide range of scratch-cooking recipes with reduced labor hours, kitchen preparation and raw ingredient storage area. As a result, Silver Diner restaurants are able to achieve high quality, consistency and excellent productivity despite the broad menu.

         o Generous portions and moderate prices with entrees ranging from $6.99 to $8.99 Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers range from $3.99 to $5.99, entrees range from $6.99 to $8.99, and full meals are available at moderate prices including senior citizen meals at $3.49, early bird specials at $4.99 and blue plate specials at $6.99.

         Restaurants.   The following sets forth certain information regarding
         the Company's existing restaurants.


                                                                                           Approximate
                                                                    Approximate               Number
  Operating Locations                     Date Opened               Square Feet              of Seats
  -------------------                     -----------               -----------            -----------
  Rockville, Maryland                    February 1989                 5,500                   256
    Laurel, Maryland                    September 1990                 4,680                   153
Potomac Mills, Virginia                  October 1991                  4,675                   164
    Towson, Maryland                    September 1992                 5,250                   194
  Fair Oaks, Virginia                     April 1995                   5,675                   240
Tysons Corner, Virginia                  December 1995                 5,675                   240
  Clarendon, Virginia                    December 1996                 5,675                   240
  Merrifield, Virginia                   February 1997                 5,675                   240

         The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant.

         Management believes the greater Washington/Baltimore area can support fifteen to twenty Silver Diner restaurants and it will continue to penetrate this market area in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Silver Diner restaurants are currently under construction at locations in Springfield and Reston, Virginia, and the Company has signed a letter of intent for a site in Columbia, Maryland. Management believes that there are numerous other major metropolitan areas throughout the United States that can support a similar concentration of Silver Diner restaurants and intends to pursue expansion in these markets in a manner similar to Washington/Baltimore. The Company has been aggressively pursuing locations in new geographical markets, specifically the Philadelphia-Southern New Jersey area and South Florida. To that end, the
Company has signed a lease agreement for a Silver Diner restaurant in Cherry Hill, New Jersey, and a land purchase agreement for a Silver Diner restaurant in Kendall, Florida, which pending successful completion of various site contingencies, will allow the Company to open a new store in each of those markets in 1997 and 1998, respectively. The Company expects that the Silver Diner restaurants opened in the next two years will continue to be company-owned; however, expansion into any markets outside of Washington/Baltimore may include area joint-ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received.

         Marketing. Management focuses on providing its customers with superior food quality, service and perceived value in a distinctive atmosphere and has relied primarily on its eye-catching appearance, customer satisfaction and word of mouth to obtain repeat customers as well as to attract new clientele. As a result, the Company has been able to maintain a minimal marketing budget for its existing restaurants, with marketing funds primarily used for pre-opening events, public relations and direct marketing for new Silver Diner openings. As the Company achieves sufficient market penetration within a given market area and economies of scale with respect to its discretionary marketing budget, other mass marketing vehicles, including television advertising, will become viable methods of further increasing average unit volume.

         Menu. The Silver Diner menu includes a broad range of dining alternatives featuring traditional diner fare, including soups, sandwiches, burgers, Blue Plate Specials as well as more contemporary "Heart Healthy" salads, grilled chicken, seafood, pasta and stir-fried regional specialties. Silver Diner's full breakfast menu, including omelettes, pancakes and waffles, is available throughout the day and night. The menu includes numerous entrees which rotate on a seasonal basis, as well as signature homemade pies and cakes baked on premises. High-quality ingredients are used for all menu items, including Silver Diner's own unique gravies, sauces and dressings. Silver Diner's recipes are prepared for the way management believes people eat today with an emphasis on fresh ingredients, low salt and cholesterol-free oil. In addition, Silver Diner's "heart healthy" menu features a dozen low- fat popular items formulated to exceed USDA "heart healthy" dietary guidelines. Silver Diner restaurants also serve beer, wine and non-alcoholic specialty beverages.

         Purchasing. The Company purchases items on a centralized basis and negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products as well as to obtain competitive prices. Food and supplies are shipped directly to the Silver Diner restaurants. All shipments are inspected for quality and freshness by a kitchen manager upon receipt. The Company does not maintain a central product warehouse or commissary. The Company's food and supplies are available from a wide number of suppliers. Therefore, Silver Diner is not dependent on any particular source of supplies.

         Customer Satisfaction/Quality Control. The Company has a variety of programs to measure its customer satisfaction, including comment cards, a mystery shopper program, and frequent visits by supervisory management. Through the use of these techniques, senior management receives valuable feedback from customers and through prompt action, demonstrates a continued interest in meeting customer needs and desires. In addition, Silver Diner staff perform a variety of quality checks and are authorized to not serve any products which do not meet Silver Diner's quality standards.

Competition

         The restaurant industry is intensely competitive with respect to price, service, location and food quality. With respect to quality and cost of food, size of food portions, decor and quality service, Silver Diner restaurants compete with fast food and family style restaurants with ready to cook food and take-out. Silver Diner restaurants are located in areas of high concentration of such restaurants. There are many well established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. These competitors will also compete with the Company in obtaining premium locations for restaurants (e.g., shopping malls and strip shopping centers) and in attracting and retaining employees. In addition, one or more national food service chains or other companies could introduce a multi-unit chain of food service establishments that use one or more food service concepts which resemble one or more of the food service concepts used by the Company.

         The restaurant business is also affected by changes in consumer tastes and eating patterns of the general public; national, regional or local economic conditions; demographic trends; traffic patterns; as well as the type, number and location of competitors. In addition, factors such as inflation, increased food, labor and benefit costs and a lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company in particular.

         The Company believes that its distinctive diner concept, attractive price-value relationship and quality of food and service and long-term appeal enable it to differentiate itself from its competitors. While the Company believes that its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately priced food in a full-service distinctive dining environment.

Employees

         As of December 29, 1996, the Company had approximately 665 employees, 13 of whom are corporate personnel, 42 of whom are restaurant management personnel (including 4 managers-in-training), and the remainder of whom are hourly restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

          The management staff of a typical Silver Diner restaurant consists of one "owner operator" (general manager) and four assistant managers, including a kitchen manager and a service manager. Each Silver Diner restaurant also employs approximately 75 associates on a part-time and full-time basis.

         Restaurant Personnel. The Company has established a strong company mission focusing on culture and values and emphasizing a sense of ownership and entrepreneurship that empowers its people to achieve professional and personal excellence. Management believes that its people are its most valuable asset and has a variety of programs to provide training, recognition and development of its management and associates to their full potential. Non-management employees' performance is tracked daily through productivity measurements that are established as an integral part of a system of frequent incentive awards.

         Restaurant Owner Operator Plan. To attract and retain talented management, the Company's compensation plan is very competitive. Management believes that a key component for long-term success is for each restaurant to be led by a general manager who lives in the community and has a long-term commitment to that restaurant's success. Accordingly, management has established a Restaurant Owner Operator Plan whereby the general manager receives an annual salary and a monthly cash profit sharing award which equals a percentage of the restaurant's operating income. In addition, each general manager is required to purchase $12,500 of Common Stock at a price equal to 50% of the Common Stock's market value and receives an annual award of between $5,000 and $10,000 of Common Stock.

         Selection, Training and Supervision. Management has developed specific profiles and protocols used to interview and select its management and associate staff. Management personnel are required to participate in a 12- to 15-week training program emphasizing the Company's operating procedures as well as management development programs. Each associate also participates in a standardized training program ranging from two to five days (depending on position) which utilizes testing results to ensure all associates achieve a specified standard of performance.

Government Regulations

         The Company is subject to numerous federal, state and local laws affecting health, sanitation and safety standards as well as to state and local licensing regulation of the sale of alcoholic beverages. The Company has appropriate licenses from regulatory authorities allowing it to sell beer and wine, and has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. The Company's failure to obtain or retain liquor or food service licenses would have a material adverse effect on its operation. To reduce this risk, each restaurant is operated with procedures in accordance with complete compliance with applicable code and regulations. There can be no assurance, however, that such approvals and licenses for new restaurants will be obtained and, if obtained, will be renewed or not revoked.

         The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. The Company has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters.

         Management believes it is in compliance with all current applicable regulations relating to restaurant accommodations for the disabled including the Federal Americans With Disabilities Act of 1992.

Trademarks

         Management believes that its trademarks and servicemarks are valuable to the marketing of its restaurants and that it has substantial rights in such trademarks and servicemarks for the Silver Diner name, based upon the Company's actual usage and constructive usage derived from its U.S. trademark. The Company intends to aggressively protect its marks from infringement and competing claims. However, there can be no assurance that the Company's marks, even as, and if, registered do not or will not violate the proprietary rights of others, that the marks will be upheld if challenged, or that the Company will not be prevented from using the marks, any of which could have a material adverse effect on the Company. Management's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks, the success of which cannot be assured.

Executive Officers of the Company

         The name, age, period of service and position held of each of the executive officers of the Company are as follows:


Name                                Age     Served Since(1)   Position(s) Held
---------------------------------------------------------------------------------------------------------------
Robert T. Giaimo                    45      1987              Chairman of the Board,
                                                              President and Chief Executive Officer
Ype Hengst                          46      1987              Director, Vice President, Executive Chef and
                                                              Corporate Secretary
David Oden                          36      1995              Chief Financial Officer and Senior Vice President
Patrick Meskell                     43      1996              Senior Vice President, Human Resources
Daniel Brannan                      27      1997              Vice President, Finance

(1) Includes service with SDDI.

         All of the officers have had the principal occupation indicated under "Position(s) Held" for the previous five years except as follows: Mr. Oden was Vice President, Chief Financial Officer, Treasurer and Assistant Secretary for Pancho's Mexican Buffet, a public restaurant company with annual sales exceeding $86 million; Mr. Meskell was an independent consultant to financial institutions, specializing in the areas of risk management systems design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995; and Mr. Brannan was the Company's controller from 1996 to 1997. Previously, Mr. Brannan was corporate controller for Greenstone Industries, a public manufacturing company with annual sales exceeding $30 million from 1995 to 1996 and was an auditor with KPMG Peat Marwick LLP from 1991-1995.

Item 2.  Property.

         Information concerning the registrant's property is set forth under "Restaurants" in Item 1 of Part I.

Item 3.  Legal Proceedings.

         On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner restaurant. Mr. Richardson was terminated promptly following occurrence of the event in November 1994. Plaintiff continues to be an employee of the Company. The Complaint contains four counts against the Company: failure to provide a reasonably safe and harassment free working environment, negligently and unreasonably allowing alcoholic beverages to be consumed at a Company sponsored event, negligently hiring and retaining Richardson after knowing of his drinking problem and respondent superior. Plaintiff seeks recovery of $500,000 for each count. It is not clear if the counts are in the alternative or cumulative. The Company's insurance carrier is currently defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. The Company does not believe that it is liable to the plaintiff and intends to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information. Since March 27, 1996, the Common Stock has been quoted on the Nasdaq National Market under the symbol SLVR. Before that date, the Common Stock was quoted on the OTC Bulletin Board under the symbol FDTR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:

                  Quarter                            High              Low
                  -------                            ----              ---

1995              First                              $4-3/8            $4-1/4
                  Second                             $4-1/2            $4-3/8
                  Third                              $4-15/16          $4-1/2
                  Fourth                             $5-1/16           $4-15/16

1996              First (to March 26)                $6-11/16          $4-3/4
                  First (March 27 to March 31)       $6-3/4            $6-1/8
                  Second                             $7-7/8            $5-5/8
                  Third                              $6                $4-1/2
                  Fourth                             $5-5/8            $3-1/2

         Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

         Holders. As of December 29, 1996, there were approximately 400 record holders of the Common Stock.

Item 6.  Selected Financial Data.

                                                                                   Fiscal Years Ended
                                              -------------------------------------------------------------------------------------
                                                   December 31,     December 31,      January 1,      December 31,     December 29,
                                                       1992             1993             1995             1995             1996
Statement of Operations Data:
Net sales                                          $9,912,161      $11,257,307      $10,896,682      $13,350,255      $16,550,468

Restaurant costs and expenses:
      Cost of sales                                 2,951,033        3,179,552        3,036,995        3,655,254        4,526,286
      Labor                                         3,161,115        3,519,484        3,525,472        4,452,134        5,464,896
      Operating                                     1,410,686        1,660,515        1,642,039        2,015,668        2,536,609
      Occupancy                                     1,103,606        1,316,757        1,293,842        1,588,527        1,931,866
      Depreciation and amortization                   508,525          860,126          382,082          715,426          882,843
                                              ---------------  ---------------  ---------------  ---------------  ---------------
           Total restaurant costs and expenses      9,134,965       10,536,434        9,880,430       12,427,009       15,342,500
                                              ---------------  ---------------  ---------------  ---------------  ---------------

           Restaurant operating income                777,196          720,873        1,016,252          923,246        1,207,968

General and administrative expenses                 1,088,921        1,179,264        1,877,774        2,077,735        2,705,940
Depreciation and amortization                          38,386           41,639           61,042           97,351          183,928
Development and abandoned site costs                   22,622          746,026           98,637                -                -
                                              ---------------  ---------------  ---------------  ---------------  ---------------

      Operating loss                                 (372,733)      (1,246,056)      (1,021,201)      (1,251,840)      (1,681,900)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Interest expense                                      289,224          382,291          254,810          334,086          180,293
Investment income                                      (2,255)         (16,759)           3,599          (83,021)        (432,721)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

      Loss before minority interest                  (659,702)      (1,611,588)      (1,279,610)      (1,502,905)      (1,429,472)

Minority interest in net loss of SDLP                 144,020          137,224          332,977          180,175                -
                                              ---------------  ---------------  ---------------  ---------------  ---------------

      NET LOSS                                     $ (515,682)     $(1,474,364)     $  (946,633)     $(1,322,730)     $(1,429,472)
                                              ===============  ===============  ===============  ===============  ===============

Net loss per common share                          $    (0.15)     $     (0.39)     $     (0.19)     $     (0.26)     $     (0.15)
                                              ===============  ===============  ===============  ===============  ===============

Weighted average common shares outstanding          3,364,839        3,755,038        4,982,414        5,013,319        9,545,681
                                              ===============  ===============  ===============  ===============  ===============

                                                                                       As of
                                              ------------------------------------------------------------------------------------

                                                  December 31,     December 31,      January 1,      December 31,     December 29,
                                                      1992             1993             1995             1995             1996

Balance Sheet Data:
Working capital (deficiency)                      $(1,364,967)      $1,697,475      $  (560,972)    $ (5,201,102)   $   6,542,348
Total assets                                        6,427,155        8,947,195        7,078,679       10,794,469       25,864,375
Current liabilities                                 3,061,806        2,765,405        2,580,329        6,975,363        3,174,262
Long-term liabilities                               3,364,569        2,726,974        2,205,695        2,584,832          749,396
Stockholders' equity (deficit)                       (675,478)       2,941,664        2,112,480        1,234,274       21,940,717

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         At December 29, 1996, the Company operated seven diners in the Washington/Baltimore metropolitan area and plans to operate 12 diners by the end of 1997, including one in Cherry Hill, New Jersey, its first outside the Washington/Baltimore area. The Company is also pursuing locations in the South Florida market for 1998. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company- owned restaurants and possibly through the development of franchise or joint venture relationships. One Silver Diner restaurant was opened during fiscal 1996, the Company's seventh restaurant which opened in Arlington, Virginia on December 17, 1996. The eighth Silver Diner opened February 24, 1997 in the Merrifield area of Fairfax County, Virginia. Additional Silver Diners are under construction in Springfield and Reston, Virginia.

         On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of FTAC, merged with and into Silver Diner Development, Inc., a Virginia Corporation, with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., then subsequently to Silver Diner, Inc. Pursuant to the merger agreement, each outstanding share of SDDI common stock converted into
33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC.

         For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of SDDI and its subsidiary Silver Diner Limited Partnership at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of SDDI and SDLP for such periods and dates.

         All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the FTAC shares issued to the SDDI shareholders at the time of the Merger.

         In connection with the Merger, on April 2, 1996, notes payable to related parties totaling $1,236,811 were repaid by the offset of amounts due from affiliates of $355,023 and the net outstanding balance was paid in full by the Company. On April 1, 1996, the Company terminated its capital lease obligation with a related party by purchasing the leased equipment at the remaining lease obligation balance of approximately $148,000. In addition, the Company repaid certain bank notes of SDDI in the approximate amount of $904,000 on April 4, 1996.

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

         On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share. Of the $7.6 million net proceeds of the sale, $2.5 million was used to replace the funds used for the acquisition of the minority interests in SDLP, approximately $400,000 was used to repay the bank debt of SDLP and the remainder is available to fund expansion. On August 7, 1996, the Company registered the shares with the Securities and Exchange Commission pursuant to a Form S-3 Registration Statement filed under the Securities and Exchange Act of 1933, as amended.

         Effective January 1, 1994, the Company adopted a 52 or 53-week fiscal year which ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively.
As a result of the change, the year ended January 1, 1995 was a 366-day year.

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123 "). SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 addresses the accounting for awards of stock-based compensation to employees and transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. SFAS No. 123 allows an entity to continue to measure compensation cost for awards of stock-based compensation to employees using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. However, entities electing to remain with the accounting under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined within SFAS No. 123 had been applied. The Company's management has elected to remain with the accounting under APB Opinion No. 25 and to provide the pro forma disclosures as required under SFAS No. 123.

Results Of Operations

         The following table sets forth the percentage of net sales of items included in the consolidated statements of operations for the periods indicated:


                                                                Fiscal Years Ended
                                                  -------------------------------------------------

                                                   December 29,     December 31,       January 1,
                                                       1996             1995              1995
                                                  ---------------  ---------------   --------------
Net sales                                              100.0%           100.0%           100.0%

Restaurant costs and expenses:
  Cost of sales                                         27.4%            27.4%            27.9%
  Labor                                                 33.0%            33.3%            32.4%
  Operating                                             15.3%            15.1%            15.1%
                                                  ---------------  ---------------   --------------

    Restaurant operating margin                         24.3%            24.2%            24.6%



  Occupancy                                             11.7%            11.9%            11.8%
  Depreciation and amortization                          5.3%             5.4%             3.4%
                                                  ---------------  ---------------   --------------

    Restaurant operating income                          7.3%             6.9%             9.4%


General and administrative expenses                     16.3%            15.6%            17.2%
Depreciation and amortization                            1.1%             0.7%             0.6%
Development and abandoned site costs                     0.0%             0.0%             0.9%
                                                 ---------------  ---------------   --------------

     Operating  Loss                                   (10.1%)           (9.4%)           (9.3%)

Interest expense                                         1.1%             2.5%             2.4%
Investment (income) loss, net                           (2.6%)           (0.6%)            0.0%
                                                 ---------------  ---------------   --------------

     Loss before minority interest                      (8.6%)          (11.3%)          (11.7%)

Minority interest in net loss of SDLP                    0.0%             1.4%             3.1%
                                                 ---------------  ---------------   --------------

    Net loss                                            (8.6%)           (9.9%)           (8.6%)
                                                 ===============  ===============   ==============

     Year Ended December 29, 1996 Compared to the Year Ended December 31, 1995. Net sales for the fiscal year ended December 29, 1996 ("Fiscal 1996") increased $3.2 million to $16,550,468 compared to $13,350,255 for the fiscal year ended December 31, 1995 ("Fiscal 1995"). Silver Diner restaurants opened during Fiscal 1995 and Fiscal 1996 in Fair Oaks, Tysons Corner and Arlington, Virginia added $3.3 million to net sales.

     Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased 1.2%. Average net sales for Rockville and Tysons Corner, the Company's highest volume stores, were $3,598,000 for Fiscal 1996, with the two diners aggregating approximately 44% of net sales. Average net sales for the other four restaurants open throughout Fiscal 1996 were approximately $2,312,000.

     Cost of sales, primarily food and beverage cost, was unchanged at 27.4% of net sales for Fiscal 1996 compared to Fiscal 1995. Management was able to offset higher wholesale food costs during the year through improved purchasing as a result of the Company's stronger financial condition.

     Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 33.0% of net sales for the Fiscal 1996, a decrease of 0.3% of net sales compared to Fiscal 1995. Fiscal 1996 was favorably impacted by the maturing of the Fair Oaks and Tysons Corner Silver Diner restaurants opened during 1995, as well as lower workers' compensation costs in the Company's Virginia stores.

     Congress has passed legislation which increased the minimum wage effective October 1, 1996. Many of the Company's employees are paid hourly wages, and any increase in the minimum wage increases the Company's cost. Management estimates that the minimum wage increase raised the Company's overall labor cost by approximately 0.2% to 0.3% of net sales. The Company expects to recover this increased cost through increased operating efficiencies, and to a lesser degree, price increases to customers.

     Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 15.3% of net sales for Fiscal 1996, compared to 15.1% for Fiscal 1995. Lower comparable store sales, combined with slightly above average operating expenses in new stores, resulted in the increase as a percentage of net sales.

     Restaurant operating margin, which consists of net sales minus cost of sales, labor and operating expenses exclusive of occupancy, improved to 24.3% of net sales for Fiscal 1996 from 24.2% for Fiscal 1995. Management believes restaurant operating margin is the most consistent measure of store level operating results because it focuses on unit level performance. The Fiscal 1996 improvement was due to better control of costs overall, and the maturing of the Company's new stores at Fair Oaks and Tysons Corner.

     In late 1996, the Company began testing a new menu designed to enhance customer value and build sales, while reducing operational complexity. Management believes that the new menu, which was implemented in all stores in late January 1997, will increase cost of sales but decrease labor as a percentage of net sales, with the result being no significant change in restaurant operating margin. However, the implementation of the new menu is expected to temporarily increase cost of sales, labor and operating expenses in the first quarter of 1997 due to initial training and smallwares costs.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $343,339 for Fiscal 1996 compared to Fiscal 1995, due primarily to the opening of new restaurants during 1995 and 1996.

     Restaurant depreciation and amortization increased $167,417 for Fiscal 1996 compared to Fiscal 1995, primarily due to new restaurant openings. Depreciation decreased approximately $75,000 overall in the first four diners, due in part to a prospective reduction in the estimated useful life of smallwares, which increased expense in Fiscal 1995. Fiscal 1996 and Fiscal 1995 include approximately $240,000 and $153,000, respectively, of preopening amortization. Preopening costs are amortized on a straight-line basis over twelve months from the date of each new restaurant opening.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $2,705,940 for Fiscal 1996, an increase of $628,205 compared to Fiscal 1995. As a percentage of net sales, general and administrative expenses increased to 16.3% in Fiscal 1996 from 15.6% in Fiscal 1995. Increased corporate salary costs, higher restaurant management and recruitment costs, new menu costs and additional expenses related to being a public company were the primary factors contributing to the increases. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. Also, during Fiscal 1996, the Company began to incur expenses related to the recruitment and training of restaurant management to support new Silver Diner openings in late 1996 and early 1997. As revenues increase in 1997 with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

     Depreciation and amortization for Fiscal 1996 includes approximately $100,000 for amortization of goodwill related to the acquisition of the SDLP minority interest.

     In September 1995, the Company raised $2.5 million in a private placement of subordinated notes and common stock warrants, and in October 1995 borrowed $750,000 from a bank. Investment income, interest expense and amortization expense (related to deferred loan costs) all initially increased during Fiscal 1996 compared to Fiscal 1995 as a result of these borrowings. Following consummation of the Merger with FTAC, the subordinated notes were converted into common stock, the common stock warrants were canceled and the Company's bank debt and affiliate debt was repaid. The bank debt of SDLP was subsequently repaid in late July 1996 following acquisition of the SDLP minority interest. Interest expense and amortization of deferred loan costs were eliminated for the remainder of Fiscal 1996 due to the repayment of debt. Interest income increased significantly in Fiscal 1996 due to investment of the Merger and private placement proceeds.

     The limited partners' interest in the net loss of SDLP of $180,175 for Fiscal 1995 depleted the remaining equity of the limited partners. Accordingly, minority interest was not available in Fiscal 1996 prior to the acquisition of the minority interest in SDLP to absorb SDLP losses, and SDLP's losses were realized by the Company in their entirety.

     Net loss for Fiscal 1996 was $1,429,472, or $0.15 per share, compared to the net loss of $1,322,730, or $0.26 per share, for Fiscal 1995. Average shares outstanding increased from 5,013,319 for Fiscal 1995 to 9,545,681 for Fiscal 1996. The increase in shares resulted from the Merger and the private placement. Management expects that the Company will continue incurring relatively modest quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.

     Year Ended December 31, 1995 Compared to the Year Ended January 1, 1995. Net sales for Fiscal 1995 increased $2,453,573 to $13,350,255, compared to $10,896,682 for the year ended January 1, 1995 (Fiscal 1994). New restaurants opened during Fiscal 1995 in Fair Oaks and Tysons Corner, Virginia were primarily responsible for the increase, contributing $2,503,884 to sales. Comparable Company sales increased 0.8% after adjustment for the additional two days in Fiscal 1994 resulting from the change in the Company's fiscal year.

     Cost of sales decreased 0.5% of net sales to 27.4% in Fiscal 1995, compared to 27.9% for 1994. Fiscal 1995 reflected the full benefit of a change in the Company's primary supplier in the spring of 1994, favorable poultry prices and ongoing menu refinements.

     Labor was 33.3% of net sales for Fiscal 1995, an increase of 0.9% of net sales compared to Fiscal 1994. This increase resulted from higher initial labor costs associated with the Fair Oaks and Tysons Corner openings, and, to a lesser degree, increased restaurant management bonuses due to better than budgeted store level financial performance. Labor costs for existing restaurants, excluding Fair Oaks and management bonuses in both years, decreased 0.4% of net sales.

     Operating expenses were unchanged at 15.1% of net sales.

     Occupancy increased $294,685 for Fiscal 1995 compared to Fiscal 1994. The new restaurants in Fair Oaks and Tysons Corner had total occupancy cost of approximately $243,000. The remainder of the increase was primarily due to consumer price index related rent increases and expansion of the Rockville diner.

     Restaurant depreciation and amortization increased $333,344 for Fiscal 1995 compared to Fiscal 1994. Of this increase, $199,722 is associated with Fair Oaks and Tysons Corner, including $153,029 of preopening cost amortization. Depreciation and amortization also increased due to expansion of the Rockville diner, improvements to other established Silver Diners and a prospective reduction in the estimated useful life of smallwares.

     General and administrative expenses increased $199,961 to $2,077,735 in 1995. As a percentage of net sales, general and administrative expenses fell from 17.2% in 1994 to 15.6% in 1995. The Company's administrative overhead as a percentage of net sales is above the industry average, primarily due to the Company's commitment to, and subsequent cost of, building a management team to support its intermediate and long-term growth plans.

     During Fiscal 1994, the Company abandoned a proposed site due to a legal dispute and recorded a charge to operations of $98,637. No sites were abandoned during Fiscal 1995.

     In September 1995, the Company raised $2.5 million in a private placement of subordinated notes and common stock warrants, and in October, 1995 borrowed $750,000 from a bank. Investment income, interest expense and amortization expense (related to deferred loan costs) all increased during Fiscal 1995 as a result of these borrowings.

     The limited partners' interest in the net loss of SDLP of $180,175 for Fiscal 1995 depleted the remaining equity of the limited partners, resulting in a decrease in minority interest in net loss of SDLP of $152,802 for Fiscal 1995 compared to Fiscal 1994.

     Income Taxes. No current or deferred income tax benefit has been provided in the Company's consolidated financial statements due to the Company's history of net operating losses for income tax purposes. At December 29, 1996, the Company has a net operating loss carryforward of approximately $4.9 million for income tax purposes that expires in 2008 through 2011, which may be used to reduce future taxable income and tax liabilities.

Liquidity and Capital Resources

     The Company's current financial position is strong as a result of the consummation of the Merger and the private placement. At December 29, 1996, cash and cash equivalents were $8.3 million, short-term investments were $1.1 million, working capital was $6.5 million, the Company had no long-term debt and stockholders' equity was $21.9 million. Cash and cash equivalents increased $6.7 million during Fiscal 1996, due primarily to net Merger proceeds of $11.9 million and net private placement proceeds of approximately $7.6 million, less cash used to repay debt, finance the Fiscal 1996 operating cash flow deficit and pay for purchases of property and equipment, including construction payables associated with the Tysons Corner diner, which opened in December 1995.

     The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open five new Company-owned Silver Diner restaurants in 1997 and grow the number of Company-owned stores at a rate of approximately 50% annually over the next several years. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,625,000. Land generally will be leased. When land is purchased, management intends to pursue a sale leaseback or debt financing strategy following the restaurant's opening.

     At December 29, 1996, the Company was under construction in the Washington/Baltimore market on locations in Merrifield (opened in February
1997), Springfield and Reston, Virginia. Due to above average site costs, these locations are expected to average approximately $1.7 million for building, equipment and site costs. The Reston land is being purchased for approximately $1.3 million. Management is continuing to negotiate to obtain other sites in the Washington/Baltimore market.

     The Company has been pursuing locations in new geographical markets, specifically the Philadelphia-Southern New Jersey area and South Florida. To that end, the Company has entered into a lease agreement and a land purchase agreement that, pending successful completion of site plan contingencies, will allow the Company to open a new store in Cherry Hill, New Jersey in 1997 and Kendall, Florida in 1998.

     Management believes that the Company's current capital resources will be adequate to meet its planned capital requirements through 1997. Additional debt or equity financing will be required to finance 1998 growth. Management is currently evaluating financing alternatives. Should the Company be unable to raise sufficient capital in 1997 to meet its 1998 requirements, management may be forced to limit 1998 growth.

Seasonality and Quarterly Results

     Although the Company's limited operating history, geographic concentration and small number of existing Silver Diners make future trends difficult to predict, Silver Diner restaurants have generally experienced higher average weekly net sales in the second and third quarters. The timing of new Silver Diner restaurant openings and extreme weather, especially during the winter months, may also affect sales and quarterly results. Accordingly, quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The first fiscal quarter includes 16 weeks of operations as compared to 12, 12 and 12 or 13 weeks for each of the subsequent three quarters, respectively. As a result, despite higher average weekly sales, net sales from comparable Silver Diners can be expected to be lower in the second quarter as compared to the first quarter of each year.

Impact of Inflation

     Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

Item 8.  Financial Statements and Supplementary Data.

                      SILVER DINER, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                                                                                                                 Page
Reports of Independent Auditors.................................................................................. 16

Consolidated Financial Statements:

Consolidated Balance Sheets as of
     December 29, 1996 and December 31, 1995..................................................................... 18

Consolidated Statements of Operations for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995................................. 19

Consolidated Statements of Stockholders' Equity for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995................................. 20

Consolidated Statements of Cash Flows for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995................................. 21

Notes to Consolidated Financial Statements....................................................................... 23

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Silver Diner, Inc.:

We have audited the accompanying consolidated balance sheet of Silver Diner, Inc. and subsidiaries (the "Company") as of December 29, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year (52 weeks) then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1995 and for each of the years (52 weeks) ended December 31, 1995 and January 1, 1995 were audited by other auditors whose report, dated April 2, 1996, expressed an unqualified opinion on those combined statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Diner, Inc. and subsidiaries as of December 29, 1996 and the results of their operations and their cash flows for the year (52 weeks) then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
March 14, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Silver Diner, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Silver Diner, Inc. and Subsidiaries (formerly Silver Diner Development, Inc., Silver Diner Limited Partnership and Silver Diner Potomac Mills, Inc.), as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the corporations' and partnership's managements. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Diner Development, Inc., Silver Diner Limited Partnership and Silver Diner Potomac Mills, Inc. as of December 31, 1995, and the results of their operations, their stockholders' equity and partners' deficit and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN
______________________________
Bethesda, Maryland
April 2, 1996

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 29,        December 31,
                                                                               1996                1995
                                                                         ----------------    ----------------
                                                    ASSETS
Current assets:
     Cash and cash equivalents                                             $    8,285,533     $     1,584,716
     Marketable securities available for sale                                   1,081,015                   -
     Inventory                                                                    147,981             117,393
     Prepaid and other current assets                                             202,081              72,152
                                                                         ----------------    ----------------
           Total current assets                                                 9,716,610           1,774,261

Property, equipment and improvements, net                                      12,956,119           7,142,120

Due from affiliates                                                                55,957             355,023
Preopening costs, net                                                             127,413             239,750
Deferred issuance costs                                                                 -             907,373
Goodwill, net                                                                   2,667,810                   -
Deposits and other                                                                340,466             375,942
                                                                         ----------------    ----------------

           Total assets                                                    $   25,864,375     $    10,794,469
                                                                         ================    ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued expenses                                   $    3,174,262     $     3,582,238
   Current maturities of notes to related parties                                       -             200,000
   Current maturities of long-term debt                                                 -           3,193,125
                                                                         ----------------    ----------------
           Total current liabilities                                            3,174,262           6,975,363

Deferred rent liability                                                           749,396             574,821
Notes to related parties, less current maturities                                       -           1,036,811
Long-term debt, less current maturities                                                 -             973,200
                                                                         ----------------    ----------------
           Total liabilities                                                    3,923,658           9,560,195

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, at December 29, 1996, $.001 par value, 1,000,000 shares
   authorized; none issued                                                              -                   -

   Common stock, at December 29, 1996, $.00074 par value, 20,000,000 shares authorized; 11,520,473 shares issued and outstanding; at December 31, 1995,
   $.10 par value, 1,000,000 shares authorized, 150,947 pre-merger shares issued
   and outstanding                                                                  8,526              15,095

   Additional paid-in capital                                                  30,297,290           8,154,806
   Accumulated deficit                                                         (8,365,099)         (6,935,627)
                                                                         ----------------    ----------------
           Total stockholders' equity                                          21,940,717           1,234,274
                                                                         ----------------    ----------------
           Total liabilities and stockholders' equity                      $   25,864,375     $    10,794,469
                                                                         ================    ================

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Fiscal Years Ended
                                                                     ---------------------------------------------------------------
                                                                        December 29,           December 31,           January 1,
                                                                            1996                   1995                  1995
                                                                     ------------------     ------------------     -----------------
Net sales                                                             $   16,550,468         $   13,350,255        $   10,896,682

Restaurant costs and expenses:
     Cost of sales                                                         4,526,286              3,655,254             3,036,995
     Labor                                                                 5,464,896              4,452,134             3,525,472
     Operating                                                             2,536,609              2,015,668             1,642,039
     Occupancy                                                             1,931,866              1,588,527             1,293,842
     Depreciation and amortization                                           882,843                715,426               382,082
                                                                  ------------------     ------------------     -----------------

           Total restaurant costs and expenses                            15,342,500             12,427,009             9,880,430
                                                                  ------------------     ------------------     -----------------

           Restaurant operating income                                     1,207,968                923,246             1,016,252

General and administrative expenses                                        2,705,940              2,077,735             1,877,774
Depreciation and amortization                                                183,928                 97,351                61,042
Development and abandoned site costs                                               -                      -                98,637
                                                                  ------------------     ------------------     -----------------

     Operating loss                                                       (1,681,900)            (1,251,840)           (1,021,201)

Interest expense                                                             180,293                334,086               254,810
Investment (income) loss, net                                               (432,721)               (83,021)                3,599
                                                                  ------------------     ------------------     -----------------

     Loss before minority interest                                        (1,429,472)            (1,502,905)           (1,279,610)

Minority interest in net loss of SDLP                                              -                180,175               332,977
                                                                  ------------------     ------------------     -----------------

           NET LOSS                                                   $   (1,429,472)        $   (1,322,730)      $      (946,633)
                                                                  ==================     ==================     =================

Net loss per common share                                             $        (0.15)        $        (0.26)      $         (0.19)
                                                                  ==================     ==================     =================

Weighted average common shares outstanding                                 9,545,681              5,013,319             4,982,414
                                                                  ==================     ==================     =================



     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                                               Common Stock                    Additional
                                               ------------                     Paid-in           Accumulated
                                          Shares             Amount              Capital            Deficit              Total
                                     ----------------    ----------------   -----------------   ----------------   ----------------
Balance at December 31, 1993                  149,447     $        14,945    $      7,592,983     $  (4,666,264)     $    2,941,664
Stock options issued                                -                   -             117,449                 -             117,449
Net loss                                            -                   -                   -          (946,633)           (946,633)
                                     ----------------   -----------------   -----------------   ----------------   ----------------
Balance at January 1, 1995                    149,447              14,945           7,710,432        (5,612,897)          2,112,480

Common stock offering                           1,500                 150             202,350                 -             202,500
Stock options issued                                -                   -             242,024                 -             242,024
Net loss                                            -                   -                   -        (1,322,730)         (1,322,730)
                                     ----------------   -----------------   -----------------   ----------------   ----------------
Balance at December 31, 1995                  150,947              15,095           8,154,806        (6,935,627)          1,234,274

Issuance of common stock in connection
       with Merger                          9,227,857              (8,155)         11,739,775                 -          11,731,620
Debenture conversion                          625,000                 463           2,654,140                 -           2,654,603
Common stock offering                       1,500,000               1,111           7,555,427                 -           7,556,538
Payments on notes receivable
        from stockholders                           -                   -              41,669                 -              41,669
Stock options exercised                        16,669                  12                  38                 -                  50
Repurchase of outstanding options                   -                   -             (30,348)                -             (30,348)
Amortization of unearned compensation               -                   -              39,823                 -              39,823
Warrants issued                                     -                   -             141,960                 -             141,960
Net loss                                            -                   -                   -        (1,429,472)         (1,429,472)
                                     ----------------   -----------------   -----------------   ----------------   ----------------
Balance at December 29, 1996               11,520,473     $         8,526    $     30,297,290     $  (8,365,099)     $   21,940,717
                                     ================   =================   =================   ================   ================

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Fiscal Years Ended
                                                                    ----------------------------------------------------------------
                                                                      December 29,             December 31,            January 1,
                                                                          1996                     1995                   1995
                                                                    ----------------         ----------------        ---------------
Cash flows from operating activities
Net loss                                                          $      (1,429,472)      $       (1,322,730)      $       (946,633)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                        1,066,771                  812,777                443,124
     Compensation expense - stock options and deferred
          compensation                                                       81,489                  368,505                 78,240
     Minority interest                                                            -                 (180,175)              (332,977)
     Changes in operating assets and liabilities
           Inventory                                                        (30,588)                 (47,802)                 7,711
           Prepaid expenses and other assets                               (129,929)                  41,294                 54,453
           Preopening expenses                                             (128,287)                (392,779)                     -
           Deposits and other                                               (78,696)                (185,234)               (33,386)
           Accounts payable and accrued expenses                           (284,195)                 628,798                240,851
           Deferred rent liability                                          174,575                   86,772                 19,668
                                                                    ----------------         ----------------        ---------------

     Net cash used in operating activities                                 (758,332)                (190,574)              (468,949)
                                                                    ----------------         ----------------        ---------------

Cash flows from investing activities
Purchases of property and equipment                                      (5,729,378)              (2,691,826)              (247,406)
Maturities of short-term investments                                              -                1,529,543              1,231,262
Purchase of short term investments                                       (1,081,015)                (120,000)            (2,760,805)
Advances to affiliates                                                            -                 (204,080)              (472,083)
Payment of advances to affiliates                                                 -                   84,371                285,580
                                                                    ----------------         ----------------        ---------------

Net cash used in investing activities                                    (6,810,393)              (1,401,992)            (1,963,452)
                                                                    ----------------         ----------------        ---------------

                                  (continued)

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                           Fiscal Years Ended
                                                                    ----------------------------------------------------------------
                                                                          December 29,           December 31           January 1,
                                                                              1996                   1995                 1995
                                                                    --------------------   --------------------   ------------------
Cash flows from financing activities
Loan Costs                                                                            -                (26,439)              (3,469)
Net proceeds from merger                                                     11,916,868               (167,764)                   -
Net proceeds from sale of stock                                               7,556,538                202,500                    -
Net proceeds from sale of stock options to employees                                  -                 39,471                    -
Acquisition of minority interest in Silver Diner Limited Partnership         (2,625,453)                     -                    -
Proceeds from notes payable                                                           -              3,620,000                    -
Payments on advances - affiliates                                                     -                (13,000)                   -
Payments of principal - notes payable                                        (1,666,325)              (641,106)          (1,290,165)
Payments of principal - capital leases                                                                (107,123)            (168,547)
Payments of principal - notes payable - related party                          (881,788)                     -              (55,604)
Repurchase of employee stock options                                            (30,298)               (10,720)                   -
                                                                    --------------------   --------------------   ------------------
Net cash provided by (used in) financing activities                          14,269,542              2,895,819           (1,517,785)
                                                                    --------------------   --------------------   ------------------

Net increase (decrease) in cash and cash equivalents                          6,700,817              1,303,253           (3,950,186)
Cash and cash equivalents at beginning of the period                          1,584,716                281,463            4,231,649
                                                                    --------------------   --------------------   ------------------

Cash and cash equivalents at end of the period                        $       8,285,533    $        1 ,584,716    $         281,463
                                                                    ====================   ====================   ==================

Supplemental disclosure of cash flow information:
     Interest paid                                                    $         137,300    $           334,086    $         245,677
                                                                    ====================   ====================   ==================
Noncash investing and financing activities:
     Construction payables included in accounts payable and
        accrued expenses                                              $       1,054,652    $           301,702    $         746,142
                                                                    ====================   ====================   ==================
     Recapitalization costs included in accounts payable and
        accrued expenses                                              $               -    $           722,128    $               -
                                                                    ====================   ====================   ==================
     Repayment of notes payable - related party by offset amounts
        due from affiliates                                           $         355,023    $                 -    $               -
                                                                    ====================   ====================   ==================
     Conversion of senior subordinated convertible promissory
        notes to 625,000 shares of common stock                       $       2,500,000    $                 -    $               -
                                                                    ====================   ====================   ==================
     Issuance of 84,000 warrants in conjunction with
        SDLP purchase                                                 $         141,960    $                 -    $               -
                                                                    ====================   ====================   ==================


     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 29, 1996


1.   Organization and Summary of Significant Accounting Policies
     Silver Diner, Inc. and its subsidiaries develop and operate the Silver Diner restaurant chain. At December 29, 1996, the Company owned and operated seven diners in the Washington/Baltimore metropolitan area.


     Basis of Presentation
     The consolidated financial statements for the fiscal year ended December 29, 1996 include the accounts and operations of the Company and its wholly owned subsidiaries, Silver Diner Development, Inc. and Silver Diner Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

     The financial statements for the years ended December 31, 1995 and January 1, 1995 reflect the combined financial statements of Silver Diner
     Development, Inc., Silver Diner Limited Partnership and Silver Diner Potomac Mills, Inc. During 1996, the Company acquired the minority interest in SDLP (see Note 3), liquidated SDLP into SDDI and began presenting results on a consolidated basis. Because SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis did not have a material impact on the Company's financial statements.


     Fiscal Year
     Effective January 1, 1994, the Company adopted a 52 or 53-week fiscal year which ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 1996, 1995 and 1994 were comprised of 52 weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively. As a result of the change, the fiscal year ended January 1, 1995 was a 366-day year.


     Cash and Cash Equivalents and Marketable Securities
     All short-term investments are classified as available-for-sale. Those investments that are part of the Company's cash management portfolio with a remaining maturity of three months or less when purchased are reported as cash equivalents. The balance of the short-term investments are classified as marketable securities. At December 29, 1996, marketable securities consists of investment grade commercial paper. Cash and cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates fair value.


     Inventory
     Inventory consists of food and supplies and is valued at the lower of cost (first-in, first-out) or market.


     Property, Equipment and Improvements
     Property, equipment and improvements are stated at cost. Buildings and leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the respective anticipated lease period including renewal options, ranging from 20 to 35 years, with a provision for salvage value for the Rockville building. Furniture and equipment are depreciated over the estimated useful lives of the related assets, ranging from 2 to 10 years. Depreciation is computed using accelerated and straight-line methods, and includes assets owned and those under capital lease agreements.


     Preopening Costs
     Preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, are amortized on the straight-line basis over twelve months from the date of opening.

     Deferred Issuance Costs
     Deferred issuance costs, primarily legal, accounting and investment banking costs, incurred in connection with SDDI's merger with Food Trends Acquisition Corporation (see Note 2) were deferred and offset against contributed capital upon consummation of the merger. The substance of the reverse acquisition is that of an initial public offering and the acquisition costs incurred by the Company have therefore been treated as a reduction in paid-in capital.

     Goodwill
     Cost in excess of fair value of net assets acquired related to the acquisition of the minority interest in SDLP (see Note 3) is being amortized on a straight-line basis over 15 years.

     Deferred Rent
     Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.


     Income Taxes
     The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided for temporary differences between financial assets and liabilities and those reported for income tax purposes. Taxable losses reported by SDLP passed through to, and were reportable by, its partners.


     Net Loss Per Common Share
     Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Fully diluted and primary earnings per common share calculations reflecting the impact of stock options and warrants are antidilutive and accordingly, are not presented in the financial statements. In connection with the Merger (see
     Note 2), the weighted average shares outstanding for purposes of presenting net loss per common share on a comparative basis has been retroactively restated to reflect the effect of the recapitalization that occured in the reverse acquisition.


     Evaluation of Long-Lived Assets
     The Company evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 29, 1996.

     Stock-Based Compensation
     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see Note 12). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

     Reclassification
     Certain prior year balances have been reclassified to conform with the 1996 presentation.

     Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   Merger
     On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of Food Trends Acquisition Corporation merged with and into SDDI with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., and in June 1996, to Silver Diner, Inc. Pursuant to the Merger agreement, each outstanding share of SDDI common stock converted into 33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC. Prior to the Merger, FTAC had no operating activities.

     For accounting and financial reporting purposes, the Merger was treated as a recapitalization of SDDI and as an issuance of SDDI common shares for monetary assets and liabilities. The transaction was in essence a reverse acquisition with SDDI retaining the majority voting interest in the merged entity. The reverse acquisition is a business combination accounted for by the purchase method in which the continuing entity is not assumed to be the acquirer. The substance of the reverse acquisition is that of an initial public offering and the acquisition costs incurred by the Company have therefore been treated as a reduction in paid-in capital. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of SDDI at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of SDDI for such periods and dates.

     All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the FTAC shares issued to the SDDI shareholders at the time of the Merger.


3.   Acquisition of Minority Interest in Silver Diner Limited Partnership
     On June 13, 1996 the Company completed its purchase of all of the limited partnership interests in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants ("New Warrants") to purchase common stock exercisable at $8.00 per share. The New Warrants are exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has on a preliminary basis been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years and as a result, amortization expense related to goodwill totaled $99,603 in fiscal year 1996.


4.   Property, Equipment and Improvements
     The major components of property and equipment are as follows:

                                                            December 29,               December 31,
                                                                1996                       1995
                                                          ----------------          -----------------
     Land                                                     $  1,090,470               $          -
     Buildings and leasehold improvements                        7,042,095                  5,661,681
     Furniture, fixtures and equipment                           3,961,786                  2,827,656
     Deferred lease costs                                          599,790                    395,499
     Property under capital leases                                       -                    495,000
     Construction in progress                                    3,168,023                          -
                                                          ----------------          -----------------
                                                                15,862,164                  9,379,836
     Less accumulated depreciation and amortization             (2,906,045)                (2,237,716)
                                                          ----------------          -----------------
                                                              $ 12,956,119               $  7,142,120
                                                          ================          =================

     Deferred lease costs represent brokerage commissions, legal fees and zoning related costs primarily related to those leases upon which the Company constructed its restaurants.

5.   Accounts Payable & Accrued Expenses
     Accounts payable and accrued expenses consists of the following:


                                                            December 29,             December 31,
                                                                1996                     1995
                                                          ----------------         -----------------
     Trade payables                                           $  2,564,381              $  2,879,286
     Payroll and related taxes                                     427,584                   360,015
     Interest                                                            -                   114,942
     Sales and use taxes                                            92,628                    69,216
     Other                                                          89,669                   158,779
                                                          ----------------         -----------------
                                                              $  3,174,262              $  3,582,238
                                                          ================         =================

 6.  Long-Term Obligations
     Long-term debt includes the following:

                                                                                  December 31,
                                                                                      1995
                                                                               -----------------
     Senior subordinated convertible promissory notes, bearing
     interest at 10%, payable in one installment of principal plus accrued  interest on December 31, 1996. On March  27,
     1996,  the  outstanding  promissory  notes,  plus  accrued interest, were exchanged for 625,000 shares of the
     Company's common stock.                                                        $  2,500,000

     Installment notes payable to a bank, bearing interest at the prime rate plus 2%. These notes were fully paid on April 4,
     1996.                                                                               903,596

     Installment note payable to a bank,  bearing interest at the prime rate plus 2%. The note was fully paid on July 30,
     1996.                                                                               346,488

     Promissory notes with a bank, bearing interest at the prime
     rate plus 1.5%.  The notes were fully paid on July 31, 1996.                        238,986
                                                                               -----------------
                                                                                       3,989,070
     Capital lease obligations (See Note 9)                                              177,255
                                                                               -----------------
                                                                                       4,166,325
         Less current installments                                                    (3,193,125)
                                                                               -----------------
                                                                                   $     973,200
                                                                               =================


7.   Notes Payable - Related Party
     At December 31, 1995, the Company had notes payable to its president totaling $1,236,811 bearing interest at prime plus 2%. The entire balance of related party notes payable, net of the balances due from affiliates as discussed in Note 9 below, was paid off concurrent with the Merger. Interest charged to operations relating to the notes amounted to $30,801, $121,847 and $105,242 in fiscal years 1996, 1995 and 1994, respectively.

8.   Private Placement
     On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share. Approximately $2.5 million of the approximately $7.6 million net proceeds of the sale were used to replace the funds used for the acquisition of the minority interests in SDLP, and the remainder is available to fund expansion. In connection with the sale, the Company registered the shares with the Securities and Exchange Commission.

 9.  Related Party Transactions
     Silver Diner Potomac Mills, Inc.
     --------------------------------
     The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expire October 14, 2011 and include annual CPI adjustments to base rent and percentage rent based on gross receipts. For the years ending December 29, 1996, December 31, 1995 and January 1, 1995, occupancy costs include $389,000, $391,000 and $391,000, respectively, in rent and related pass through costs associated with the leases.

     Robert Giaimo Leasing, Inc.
     ---------------------------
     The Company leased the furniture and equipment at one of its diners under terms of a capital lease expiring in 1999 from Robert Giaimo Leasing, Inc. ("RGLI"), a corporation established solely to purchase furniture and equipment to be leased to the Company. RGLI is wholly-owned by the president of the Company. At December 31, 1995, property and equipment included $210,000 in capital leased assets, net of accumulated depreciation, and long-term debt included $177,000 in capital lease liability related to the lease with RGLI. In connection with the Merger, on April 1, 1996, the Company terminated its capital lease obligation with RGLI by purchasing the leased equipment at the remaining lease obligation balance of approximately $148,000. For the years ending December 29, 1996, December 31, 1995 and January 1, 1995, interest expense includes $3,931, $22,000 and $38,000, respectively, in interest related to the lease with RGLI.

     Due From/To Affiliates
     ----------------------
     At December 31, 1995, due from affiliates represented non-interest bearing amounts due on demand from RTG Real Estate Limited Partnership, formerly Silver Diner Real Estate Limited Partnership, an affiliate, RGLI and Robert Giaimo Development, Inc., resulting from current and prior year cash advances in the amounts of $157,696, $14,110 and $183,217, respectively, at December 31, 1995. Balances due from affiliates were offset against amounts paid to the president of the Company concurrent with the Merger, as discussed in Note 7 above.

     At December 29, 1996, the Company is paying premiums for three life insurance policies owned respectively by two officers. Due from affiliates represents non-interest bearing amounts due on demand from the two officers, which are collateralized by the life insurance policies and are equal to the amount paid by the Company on such life insurance policies.

10.  Commitments and Contingencies
     Operating Leases
     ----------------
     The Company leases restaurant land and buildings under various noncancellable operating leases with terms expiring at various dates through 2015. Certain of these leases are with related parties (see Note
     9). These leases include minimum lease payments, reimbursable operating costs and real estate taxes. Also, certain of these leases contain renewal options for a maximum of 15 years beyond the original term, have provisions for additional rent based on sales at the individual locations and annual increases based on the consumer price index. The leases provide for certain rent holidays and escalations in payments over the lease terms. The effect of the holidays and escalations have been reflected in rent expense on a straight-line basis over the initial lease terms. The excess of expense over cash payments has been reflected in the consolidated financial statements as deferred rent.

     Future minimum lease payments as of December 29, 1996 are:


               1997                          $       1,857,000
               1998                                  2,028,000
               1999                                  2,144,000
               2000                                  2,226,000
               2001                                  2,271,000
               Thereafter                           21,620,000

     Rent  expense  under  the  leases  for  fiscal  1996,   1995  and  1994
     was approximately $1,622,000, $1,270,000 and $1,069,000, respectively, inclusive of contingent rent of $9,000 and $14,000 for fiscal 1995 and 1994, respectively.

     Employment Continuity Agreements
     --------------------------------
     SDDI  has  entered  into  employment   continuity  agreements  with
     certain executives. The agreements are generally three to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 29, 1996 is approximately $1.5 million.

     Legal Matters
     -------------
     On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The Company's insurance carrier is currently defending the claim with reservation of rights. The Company does not believe that it is liable and intends to vigorously defend itself.

11.  Income Taxes
     At December 29, 1996, the Company has a net operating loss carryforward of approximately $4.9 million for income tax purposes, that expires in 2008 through 2011, which may be used to reduce future taxable income and tax liabilities.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 29,            December 31,
                                                                1996                    1995
                                                          ----------------        ----------------
     Net tax operating loss carryforwards                   $    1,962,941          $      452,059
     Book over (under) tax depreciation/amortization               172,063                (106,829)
     Accrued deferred compensation                                       -                  95,540
     Deferred rent                                                 302,697                  36,707
                                                          ----------------        ----------------
     Deferred tax assets                                         2,437,701                 477,477
          Less: valuation allowance                             (2,437,701)               (477,477)
                                                          ----------------        ----------------
     Net deferred tax asset                                 $            -          $            -
                                                          ================        ================

     As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at December 29, 1996 and December 31, 1995.

12.  Stock Compensation Plans

     The Company has the following stock-based compensation plans:



     1996 Employee Stock Purchase Plan

     The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's board of directors, subject to shareholder approval, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company plans to implement the plan in the spring of 1997.

     Incentive Stock Option Plan

     The Incentive Stock Option Plan was adopted by the Company's board of directors in September 1996 and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's board of directors. The Company has reserved 350,000 shares of common stock for issuance under the plan.

     Restaurant Owner Operator Program

     The Restaurant Owner Operator Program, which was adopted by the Company's board of directors in December 1996 for implementation in fiscal year 1997, provides for the general manager (Owner Operator) and the store manager team (Store Managers) of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. To participate in the program, Owner Operators must make an initial investment in discounted Company common stock, which may not be sold or otherwise transferred by the Owner Operator for a period of five years from the date of purchase. Should the Operating Partner's employment terminate for any reason other than death or disability, the Company has the right to repurchase the stock from the Owner Operator for the amount of his or her investment. The plan also provides for annual restricted common stock awards to Owner Operators and Store Managers. Stock awarded at the end of the first year vests after the fourth anniversary of the award date. For each year thereafter, stock awards vest after the third anniversary of the award date. The Company has reserved 300,000 shares of common stock for issuance under the plan.

     1996 Consultant Stock Option and Stock Purchase Plan

     The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's board of directors in December 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
     (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted at the fair market value of the common stock on the first day of each calendar quarter at a price determined pursuant to Black- Scholes methodology, are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company has reserved 100,000 shares of common stock for issuance under the plan.

     1996 Non-Employee Director Stock Option Plan

     The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's board of directors in December 1996, subject to shareholder approval, and continues in effect for 10 years. Under the plan, each non-employee director shall be granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from date of grant, and vest immediately. The Company has reserved 75,000 shares of common stock for issuance under the plan.

     Second Amended and Restated 1991 Stock Option Plan

     The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The board of directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan expires in 2001. At December 29, 1996, no options were available for future grant under the plan.

     Second Amended and Restated Earned Ownership Plan

     The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At December 29, 1996, no options were available for future grant under the plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plans was $81,492, $227,989 and $76,162 for the years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                    Years Ended
                                             ---------------------------------------------------------------
                                                December 29,            December 31,            January 1,
                                                    1996                    1995                   1995
     Net loss:
         As reported                         $    (1,429,472)        $   (1,322,730)         $     (946,633)
         Pro forma                           $    (1,469,539)        $   (1,421,642)         $   (1,079,903)

     Net loss per common share:
         As reported                         $         (0.15)        $        (0.26)         $        (0.19)
         Pro forma                           $         (0.15)        $        (0.28)         $        (0.22)

     All options granted during the year ended December 29, 1996 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan. The fair value of each option grant under this plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 27%, risk free interest rate of 6.2% and an expected life of two years.

     Options granted during 1994 and 1995 were issued pursuant to the Second Amended and Restated 1991 Stock Option Plan and the Second Amended and Restated Earned Ownership Plan. During this period the Company was privately held. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 1%; common stock fair market value of $4.05; risk-free interest rates of 7.5% and 6.1% for 1994 and 1995, respectively; and an expected life of seven years.

     A summary of the status of the Company's stock option plans as of December 29, 1996, December 31, 1995 and January 1, 1995 and changes during the years ended on these dates is:

                                     1996                           1995                            1994
                           -------------------------      --------------------------      --------------------------
                                        Weighted -                      Weighted -                      Weighted -
                                          Average                         Average                         Average
                                         Exercise                        Exercise                        Exercise
                           Shares          Price          Shares           Price          Shares           Price
Options Outstanding,
 beginning of year         784,959            $ 2.50      279,451             $ 1.49      171,409             $ 0.64
Granted                     18,000            $ 5.83      563,251             $ 3.13      142,948             $ 2.57
Exercised                  (16,669)           $ 0.00            -             $ 0.00            -             $ 0.00
Forfeited                  (82,081)           $ 4.05      (53,276)            $ 3.98      (33,339)            $ 1.80
Repurchased                (14,989)           $ 0.00       (4,467)            $ 0.00       (1,567)            $ 0.00
                           -------                        -------                         -------
Options outstanding,
 end of year               689,220            $ 2.52      784,959             $ 2.50      279,451             $ 1.49
                           =======                        =======                         =======
Options exercisable at
 year end                  313,260                        284,382                         154,170

Weighted-average fair
value of options granted
 during the year                              $ 1.21                          $ 1.98                          $ 2.51

The following table summarizes information about stock options outstanding at December 29, 1996:

                                       Options Outstanding                            Options Exercisable
                       --------------------------------------------------      -------------------------------
       Range              Number       Weighted-Avg.        Weighted-Avg.         Number         Weighted-Avg.
        of              Outstanding      Remaining            Exercise          Exercisable         Exercise
  Exercise Prices       at 12/29/96   Contractual Life          Price           at 12/29/96          Price
    Less than $0.01          263,417     7.5 years             $  0.00            180,473          $    0.00
     $2.25 to $3.60           16,670     6.7 years             $  2.93             16,670          $    2.93
     $4.05 to $6.50          409,133     8.8 years             $  4.13            116,117          $    4.33
                       -------------                                           -------------
   $0.0003 to $6.50          689,220     8.0 years             $  2.52            313,260          $    1.76
                       =============                                           =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Previous Independent Accountants. Prior to the Merger, the Company's certifying accountant was KPMG Peat Marwick LLP ("Peat Marwick"). Pursuant to the Merger, and effective as of March 27, 1996, Reznick Fedder & Silver
("Reznick"), 4520 East-West Highway, Suite 300, Bethesda, Maryland, SDDI's certifying accountant, became the Company's certifying accountant. Peat Marwick's report on the financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or generally accepted accounting principles. The decision to change accountants was approved by the Company's board of directors and was reported in the Company's Current Report on Form 8-K dated March 27, 1996, as amended.

     During the Company's two most recent fiscal years and for any subsequent interim period preceding such dismissal, there have been no disagreements with Peat Marwick on any matter of generally accepted accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of such disagreement(s) in connection with its report.

     The Company's board of directors and audit committee subsequently determined that it was in the Company's best interest to engage a new independent auditor. The Company notified Reznick of its dismissal as independent auditors on December 3, 1996 and reported the dismissal in a Current Report on Form 8-K dated December 9, 1996.

     Reznick has not issued any reports on the Company's financial statements. Reznick's report on the Combined Financial Statements of SDDI, SDLP and Silver Diner Potomac Mills, Inc. ("SDPMI") for the years ended December 31, 1995 and January 1, 1995 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1995 and January 1, 1995, and through the date of termination on December 3, 1996, neither the Company nor SDDI had any disagreements with Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused Reznick to make reference to the subject matter of the disagreement in connection with its report.

     New Independent Accountants. On December 3, 1996, the Company engaged Deloitte & Touche LLP to audit the Company's financial statements for the year ended December 29, 1996 and reported such engagement on a Current Report on form 8-K dated December 9, 1996.

Item 10.  Directors and Executive Officers of the Company.

     The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.


Item 11.  Executive Compensation.

     The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information under "Ownership of Common Stock by Directors and Executive Officers" and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Lists of Documents Filed as Part of this Report

 1. Financial Statements

                                                                                                               Page
Reports of Independent Auditors................................................................................ 16

Consolidated Financial Statements:
     Consolidated Balance Sheets as of
     December 29, 1996 and December 31, 1995................................................................... 18


Consolidated Statements of Operations for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995............................... 19

Consolidated Statements of Stockholders' Equity for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995............................... 20

Consolidated Statements of Cash Flows for the
     Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995............................... 21

Notes to Consolidated Financial Statements..................................................................... 23

 2. Schedules

All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements or the notes thereto.

 3. Exhibits

Exhibit Number    Description of Document
--------------    -----------------------
         2        Plan of acquisition, reorganization, arrangement, liquidation or succession

         2.1 Agreement and Plan of Reorganization dated August 29, 1995, as amended January 25, 1996, by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibits
                  2.1 and 2.7 of the registrant's Form S-4 (File No. 33-98844).

         3        Articles of incorporation and bylaws

         3.1      Registrant's   Certificate  of  Incorporation  as  amended  by
                  Certificates of Amendment incorporated by reference to Exhibit
                  3.01 of the registrant's Form 8-K dated March 27, 1996.

         3.2 Registrant's Bylaws incorporated by reference to Exhibit 3.3 of the registrant's Form S-4 (File No. 33-98844).

         4 Instruments defining the rights of security holders, including indentures

         4.1 Certificate of Designation, Preferences and Rights of the class of the registrant's preferred stock to be designated Special Convertible Preferred Stock and Warrant Agreement between the registrant and Continental Stock Transfer & Trust Company incorporated by reference to Exhibit 4.01 of the registrant's Form 8-K dated March 27, 1996.

         4.2 Form of the registrant's Special Convertible Preferred Stock incorporated by reference to Exhibit 4.02 of the registrant's Form 8-K dated March 27, 1996.

         4.3 Form of the registrant's Common Stock Certificate incorporated by reference to Exhibit 4.03 of the registrant's Form 8-K dated March 27, 1996.

         4.4 Form of the registrant's Warrant Certificate incorporated by reference to Exhibit 4.04 of the registrant's Form 8-K dated March 27, 1996.

         9        Voting Trust Agreements

         9.1 Form of Voting and Lockup Agreement with respect to Stock Option Agreements incorporated by reference to Exhibit 9.01 of the registrant's Form 8-K dated March 27, 1996.

         9.2      Form  of  Lockup  Agreement  among  SDDI  and  certain  of its shareholders, together with schedule of executed Lockup Agreements incorporated by reference to Exhibit 9.02 of the registrant's Form 8-K dated March 27, 1996.

         9.3 SDDI Affiliate Lockup Agreement dated as of August 29, 1995 by and among SDDI, Robert T. Giaimo, Ype Hengst, Clinton Clark, Charles Steiner and Edward Kaplan incorporated by reference to
                  Exhibit  9.03 of the  registrant's  Form 8-K  dated  March 27,
                  1996.

         9.4 Form of SDDI Voting and Lockup Agreement among SDDI, Robert T. Giaimo and certain shareholders of SDDI, together with Schedule of executed Voting and Lockup Agreements incorporated by reference to Exhibit 9.04 of the registrant's Form 8-K dated March 27, 1996.

         9.5 FTAC Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant and George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino and Charles A. Cocotas incorporated by reference to Exhibit 9.05 of the registrant's Form 8-K dated March 27, 1996.

         9.6 Assumption of SDDI Voting and Lockup Agreement, SDDI Affiliate Lockup Agreement and Stockholder Lockup Agreement dated March 27, 1996, pursuant to Section 5.14(c) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibit 9.06 of the registrant's Form 8-K dated March 27, 1996.

         9.7 GKN Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant, Robert T. Giaimo, GKN Securities Corp., and certain additional signatories thereto incorporated by reference to Exhibit 9.07 of the registrant's Form 8-K dated March 27, 1996.

         10       Material Contracts

                  Material Contracts - Real Property

                  Rockville, Maryland

         10.1 Lease Agreement between Federal Realty Investment Trust (Landlord) and SDLP (Tenant) dated July 13, 1988 as amended by Lease Modification dated August 17, 1988, Second Lease Modification dated February 3, 1989, Third Amendment to Lease dated January 20, 1993, and Fourth Lease Modification Agreement dated October 17, 1994 incorporated by reference to
                  Exhibit  10.01 of the  registrant's  Form 8-K dated  March 27,
                  1996.

                  Laurel, Maryland

         10.2 Lease between CG Beltsville Limited Partnership (Landlord) and SDLP (Tenant) dated January 26, 1990, as amended by Letter Agreement dated October 28, 1995 incorporated by reference to
                  Exhibit  10.02 of the  registrant's  Form 8-K dated  March 27,
                  1996.

                  Dale City, Virginia (Potomac Mills)

         10.3 Lease between RGDI (Landlord) and SDPMI (Tenant), dated June 10, 1991, as amended by First Amendment to Lease, dated October 14, 1991, as amended by Second Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit
                  10.03 of the registrant's Form 8-K dated March 27, 1996.

                  Parking Lot (parcel 11-B-1A), Dale City, Virginia (located adjacent to Silver Diner Restaurant at Potomac Mills)

         10.4 Lease between Robert Giaimo Development, Inc. ("RGDI") (Landlord) and SDPMI (Tenant) dated May 27, 1992, as amended by Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit 10.04 of the registrant's Form 8-K dated March 27, 1996.

                  Towson, Maryland

         10.5 Lease Agreement between Towson Town Center Associates (Landlord) and the registrant (Tenant) effective January 30, 1992 incorporated by reference to Exhibit 10.05 of the registrant's Form 8-K dated March 27, 1996.

                  Fair Lakes, Virginia (Fair Oaks)

         10.6 Ground Lease Agreement between F.L. Promenade L.P. (Landlord) and the registrant (Tenant) dated July 12, 1994, as amended by First Amendment to Ground Lease Agreement dated February 15, 1995, and Second Amendment to Ground Lease Agreement dated April 4, 1995 incorporated by reference to Exhibit 10.06 of the registrant's Form 8-K dated March 27, 1996.

                  Tysons Corner, Virginia

         10.7 Ground Lease between Lehndorff Tysons Joint Venture (Landlord) and the registrant (Tenant) dated December 29, 1994), as amended by First Amendment to Lease dated May 14, 1995 incorporated by reference to Exhibit 10.07 of the registrant's Form 8-K dated March 27, 1996.

                  Springfield, Virginia

         10.8 Springfield Mall Lease between Franconia Associates (Landlord) and the registrant (Tenant) effective May 1, 1996 incorporated by reference to Exhibit 10.08 of the registrant's Form 8-K dated March 27, 1996.

                  Merrifield, Virginia

         10.9 Agreement of Lease dated September 14, 1995 by and between 2909 Gallows LC (Landlord) and the registrant (Tenant) incorporated by reference to Exhibit 10.09 of the registrant's Form 8-K dated March 27, 1996.

                  Reston, Virginia

         10.10 Purchase and Sale Agreement dated December 29, 1995 by and between Reston Land Corporation (Seller) and the registrant (Buyer) incorporated by reference to Exhibit 10.10 of the registrant's Form 8-K dated March 27, 1996.

                  Clarendon, Virginia

         10.11 Lease dated February 12, 1996 between Wilson Limited Partnership (Landlord) and the registrant (Tenant) incorporated by reference to Exhibit 10.11 of the registrant's Form 8-K dated March 27, 1996.

                  Kendall, Florida

         10.12 Purchase Agreement dated October 4, 1996 by and between Documentation Corp. And Bersin Development Corp. (Sellers) and the registrant (Buyer).*

                  Cherry Hill, New Jersey

         10.13 Lease Agreement dated September 30, 1996 by and between Cherry Hill Associates L.P. (Landlord) and the registrant (Tenant).*

                  Material Contracts - Stock Plans

         10.14 SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non-qualified stock option agreement incorporated by reference to Exhibit 10.14 of the registrant's Form 8-K dated March 27, 1996.

         10.15 SDDI Second Amended and Restated Earned Ownership Plan, together with form of non-qualified stock option agreement incorporated by reference to Exhibit 10.15 of the registrant's Form 8-K dated March 27, 1996.

         10.16 Silver Diner, Inc. 1996 Non-employee Director Stock Option Plan together with form of stock option agreement incorporated by reference to Exhibit 4(a) of the registrant's Form S-8 filed December 20, 1996.

         10.17 Silver Diner, Inc. 1996 Consultant Stock Option and Stock Purchase Plan together with form of stock option agreement, form of stock purchase agreement, form of election to purchase common stock and form of election to purchase options, incorporated by reference to Exhibit 4(b) of the registrant's Form S-8 filed December 20, 1996.

         10.18 Certificate and Agreement of Participation, Silver Diner, Inc. Restaurant Owner Operator Program and Addenda incorporated by reference to Exhibit 4 of the registrant's Form S-8 filed February 14, 1997.

         10.19 Silver Diner, Inc. Stock Option Plan together with form of Stock Option Agreement.*

         10.20 Silver Diner, Inc. Employee Stock Purchase Plan together with form of Subscription Agreement and Notice of Withdrawal.*

                  Material Contracts - Agreements with Executive
                  Officers/Directors

         10.21 Letter Agreement dated August 28, 1995, between the registrant and James David Oden regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.17 of the registrant's Form 8-K dated March 27, 1996.

         10.22 Letter Agreement dated December 31, 1995 between the registrant and Daniel Brannan regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.18 of the registrant's Form 8-K dated March 27, 1996.

         10.23 Letter Agreement dated December 4, 1996 between the registrant and Patrick Meskell regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.19 of the registrant's Form 8-K dated March 27, 1996.

         10.24 Founder's Employment Agreement dated August 28, 1995 by and between the registrant and Robert T. Giaimo incorporated by reference to Exhibit 10.20 of the registrant's Form 8-K dated March 27, 1996.

         10.25 Assumption of Founder's Employment Agreement dated March 27, 1996 pursuant to Section 5.14(b) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI,, incorporated by reference to Exhibit 10.21 of the registrant's Form 8-K dated March 27, 1996.

         10.26 Indemnity Agreement dated August 29, 1995 by and between Robert T. Giaimo, as indemnitee, and the registrant incorporated by reference to Exhibit 10.22 of the registrant's Form 8-K dated March 27, 1996.

                  Material Contracts -  Miscellaneous

         10.27 1991 Management Agreement (undated in original) between SDPMI (Owner) and SDLP (Manager) in connection with SDPMI Virginia incorporated by reference to Exhibit 10.35 of the registrant's Form 8-K dated March 27, 1996.

         10.28 Option to Purchase dated January 26, 1990 between CG Beltsville Limited Partnership (Optionor), and SDLP (Optionee) regarding land parcel on which the Silver Diner Restaurant in Laurel, Maryland, is located incorporated by reference to
                  Exhibit  10.36 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         10.29 Amendment No. 1 to the Stock Escrow Agreement dated as of March 26, 1996 among the Registrant, George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino, Charles A. Cocotas and Continental Stock Transfer & Trust Company, together with letter dated March 27, 1996 from the Registrant to Continental Stock Transfer & Trust Company incorporated by reference to
                  Exhibit 10.37 of the registrant's Form 8-K dated March 27,
                  1996.

         10.30 Affiliate Warrant Exchange and Custodial Agreement dated September 15, 1996, by and among George A. Naddaff, Douglas M. Suliman, Jr. and Charles A. Cocotas, as Warrant Holders, SDDI and Douglas M. Suliman, Jr., as Custodian incorporated by reference to Exhibit 10.38 of the registrant's Form 8-K dated March 27, 1996.

         10.31 Escrow Agreement dated as of February 1, 1996 by and between GKN Securities Corp., certain affiliates thereof, the SDDI and Arent Fox, as Escrow Agent incorporated by reference to
                  Exhibit  10.39 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         10.32 Option Agreement dated March 27, 1996 by and between RGDI and SDDI granting option to SDDI for the purchase of Potomac Mills real estate parcels incorporated by reference to Exhibit 10.34 of the registrant's Form 8-K dated March 27, 1996.

         21       Subsidiaries of the Registrant.*

         23       Accountants Consents

         23.1     Consent of Reznick Fedder & Silverman.*

         23.2     Consent of Deloitte & Touche LLP.*

         (b) The Company filed a Current Report on Form 8-K on December 9, 1996 to report a change in the Company's certifying accountant. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" in Item 9 of Part II.

* Filed herewith. All other exhibits have been previously filed as indicated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Silver Diner, Inc.


                                           By:/s/ Robert T. Giaimo
                                              ----------------------------------
                                           Robert T. Giaimo
                                           President and Chief Executive Officer
                                           March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and int he capacities and on the dates indicated.



Signatures                                  Title                                  Date
/s/ Robert T. Giaimo                        President, Chief Executive             March 31, 1997
---------------------------                 Officer and Director
Robert T. Giaimo

/s/ David Oden                              Senior Vice President and Chief        March 31, 1997
---------------------------                 Financial Officer
David Oden


/s/ Catherine Britton                       Director                               March 31, 1997
---------------------------
Catherine Britton


/s/ Clinton Clark                           Director                               March 31, 1997
---------------------------
Clinton Clark


/s/ Ype Hengst                              Director                               March 31, 1997
---------------------------
Ype Hengst


/s/ Edward H. Kaplan                        Director                               March 31, 1997
---------------------------
Edward H. Kaplan


/s/ George A. Naddaff                       Director                               March 31, 1997
---------------------------
George A. Naddaff


/s/ Louis P. Neeb                           Director                               March 31, 1997
---------------------------
Louis P. Neeb


/s/ Charles Steiner                         Director                               March 31, 1997
---------------------------
Charles Steiner


/s/ Douglas M. Suliman                      Director                               March 31, 1997
---------------------------
Douglas M. Suliman

                                 EXHIBIT INDEX

Exhibit Number             Description of Document
--------------             -----------------------

         2 Plan of acquisition, reorganization, arrangement, liquidation or succession

         2.1 Agreement and Plan of Reorganization dated August 29, 1995, as amended January 25, 1996, by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibits
                  2.1 and 2.7 of the registrant's Form S-4 (File No. 33-98844).

         3        Articles of incorporation and bylaws

         3.1      Registrant's   Certificate  of  Incorporation  as  amended  by
                  Certificates of Amendment incorporated by reference to Exhibit
                  3.01 of the registrant's Form 8-K dated March 27, 1996.

         3.2 Registrant's Bylaws incorporated by reference to Exhibit 3.3 of the registrant's Form S-4 (File No. 33-98844).

         4 Instruments defining the rights of security holders, including indentures

         4.1 Certificate of Designation, Preferences and Rights of the class of the registrant's preferred stock to be designated Special Convertible Preferred Stock and Warrant Agreement between the registrant and Continental Stock Transfer & Trust Company incorporated by reference to Exhibit 4.01 of the registrant's Form 8-K dated March 27, 1996.

         4.2 Form of the registrant's Special Convertible Preferred Stock incorporated by reference to Exhibit 4.02 of the registrant's Form 8-K dated March 27, 1996.

         4.3 Form of the registrant's Common Stock Certificate incorporated by reference to Exhibit 4.03 of the registrant's Form 8-K dated March 27, 1996.

         4.4 Form of the registrant's Warrant Certificate incorporated by reference to Exhibit 4.04 of the registrant's Form 8-K dated March 27, 1996.

         9        Voting Trust Agreements

         9.1 Form of Voting and Lockup Agreement with respect to Stock Option Agreements incorporated by reference to Exhibit 9.01 of the registrant's Form 8-K dated March 27, 1996.

         9.2      Form  of  Lockup  Agreement  among  SDDI  and  certain  of its shareholders, together with schedule of executed Lockup Agreements incorporated by reference to Exhibit 9.02 of the registrant's Form 8-K dated March 27, 1996.

         9.3 SDDI Affiliate Lockup Agreement dated as of August 29, 1995 by and among SDDI, Robert T. Giaimo, Ype Hengst, Clinton Clark, Charles Steiner and Edward Kaplan incorporated by reference to
                  Exhibit  9.03 of the  registrant's  Form 8-K  dated  March 27,
                  1996.

         9.4 Form of SDDI Voting and Lockup Agreement among SDDI, Robert T. Giaimo and certain shareholders of SDDI, together with Schedule of executed Voting and Lockup Agreements incorporated by reference to Exhibit 9.04 of the registrant's Form 8-K dated March 27, 1996.

         9.5 FTAC Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant and George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino and Charles A. Cocotas incorporated by reference to Exhibit 9.05 of the registrant's Form 8-K dated March 27, 1996.

         9.6 Assumption of SDDI Voting and Lockup Agreement, SDDI Affiliate Lockup Agreement and Stockholder Lockup Agreement dated March 27, 1996, pursuant to Section 5.14(c) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibit 9.06 of the registrant's Form 8-K dated March 27, 1996.

         9.7 GKN Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant, Robert T. Giaimo, GKN Securities Corp., and certain additional signatories thereto incorporated by reference to Exhibit 9.07 of the registrant's Form 8-K dated March 27, 1996.

         10       Material Contracts

         Material Contracts - Real Property

         Rockville, Maryland

         10.1 Lease Agreement between Federal Realty Investment Trust (Landlord) and SDLP (Tenant) dated July 13, 1988 as amended by Lease Modification dated August 17, 1988, Second Lease Modification dated February 3, 1989, Third Amendment to Lease dated January 20, 1993, and Fourth Lease Modification Agreement dated October 17, 1994 incorporated by reference to
                  Exhibit  10.01 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         Laurel, Maryland

         10.2 Lease between CG Beltsville Limited Partnership (Landlord) and SDLP (Tenant) dated January 26, 1990, as amended by Letter Agreement dated October 28, 1995 incorporated by reference to
                  Exhibit  10.02 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         Dale City, Virginia (Potomac Mills)

         10.3 Lease between RGDI (Landlord) and SDPMI (Tenant), dated June 10, 1991, as amended by First Amendment to Lease, dated October 14, 1991, as amended by Second Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit
                  10.03 of the registrant's Form 8-K dated March 27, 1996.

         Parking Lot (parcel 11-B-1A), Dale City, Virginia (located adjacent to Silver Diner Restaurant at Potomac Mills)

         10.4 Lease between Robert Giaimo Development, Inc. ("RGDI") (Landlord) and SDPMI (Tenant) dated May 27, 1992, as amended by Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit 10.04 of the registrant's Form 8-K dated March 27, 1996.

         Towson, Maryland

         10.5 Lease Agreement between Towson Town Center Associates (Landlord) and the registrant (Tenant) effective January 30, 1992 incorporated by reference to Exhibit 10.05 of the registrant's Form 8-K dated March 27, 1996.

         Fair Lakes, Virginia (Fair Oaks)

         10.6 Ground Lease Agreement between F.L. Promenade L.P. (Landlord) and the registrant (Tenant) dated July 12, 1994, as amended by First Amendment to Ground Lease Agreement dated February 15, 1995, and Second Amendment to Ground Lease Agreement dated April 4, 1995 incorporated by reference to Exhibit 10.06 of the registrant's Form 8-K dated March 27, 1996.

         Tysons Corner, Virginia

         10.7 Ground Lease between Lehndorff Tysons Joint Venture (Landlord) and the registrant (Tenant) dated December 29, 1994), as amended by First Amendment to Lease dated May 14, 1995 incorporated by reference to Exhibit 10.07 of the registrant's Form 8-K dated March 27, 1996.

         Springfield, Virginia

         10.8 Springfield Mall Lease between Franconia Associates (Landlord) and the registrant (Tenant) effective May 1, 1996 incorporated by reference to Exhibit 10.08 of the registrant's Form 8-K dated March 27, 1996.

         Merrifield, Virginia

         10.9 Agreement of Lease dated September 14, 1995 by and between 2909 Gallows LC (Landlord) and the registrant (Tenant) incorporated by reference to Exhibit 10.09 of the registrant's Form 8-K dated March 27, 1996.

         Reston, Virginia

         10.10 Purchase and Sale Agreement dated December 29, 1995 by and between Reston Land Corporation (Seller) and the registrant (Buyer) incorporated by reference to Exhibit 10.10 of the registrant's Form 8-K dated March 27, 1996.

         Clarendon, Virginia

         10.11 Lease dated February 12, 1996 between Wilson Limited Partnership (Landlord) and the registrant (Tenant) incorporated by reference to Exhibit 10.11 of the registrant's Form 8-K dated March 27, 1996.

         Kendall, Florida

         10.12 Purchase Agreement dated October 4, 1996 by and between Documentation Corp. And Bersin Development Corp. (Sellers) and the registrant (Buyer).*

         Cherry Hill, New Jersey

         10.13 Lease Agreement dated September 30, 1996 by and between Cherry Hill Associates L.P. (Landlord) and the registrant (Tenant).*

         Material Contracts - Stock Plans

         10.14 SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non-qualified stock option agreement incorporated by reference to Exhibit 10.14 of the registrant's Form 8-K dated March 27, 1996.

         10.15 SDDI Second Amended and Restated Earned Ownership Plan, together with form of non-qualified stock option agreement incorporated by reference to Exhibit 10.15 of the registrant's Form 8-K dated March 27, 1996.

         10.16 Silver Diner, Inc. 1996 Non-employee Director Stock Option Plan together with form of stock option agreement incorporated by reference to Exhibit 4(a) of the registrant's Form S-8 filed December 20, 1996.

         10.17 Silver Diner, Inc. 1996 Consultant Stock Option and Stock Purchase Plan together with form of stock option agreement, form of stock purchase agreement, form of election to purchase common stock and form of election to purchase options, incorporated by reference to Exhibit 4(b) of the registrant's Form S-8 filed December 20, 1996.

         10.18 Certificate and Agreement of Participation, Silver Diner, Inc. Restaurant Owner Operator Program and Addenda incorporated by reference to Exhibit 4 of the registrant's Form S-8 filed February 14, 1997.

         10.19 Silver Diner, Inc. Stock Option Plan together with form of Stock Option Agreement.*

         10.20 Silver Diner, Inc. Employee Stock Purchase Plan together with form of Subscription Agreement and Notice of Withdrawal.*

         Material Contracts - Agreements with Executive Officers/Directors

         10.21 Letter Agreement dated August 28, 1995, between the registrant and James David Oden regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.17 of the registrant's Form 8-K dated March 27, 1996.

         10.22 Letter Agreement dated December 31, 1995 between the registrant and Daniel Brannan regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.18 of the registrant's Form 8-K dated March 27, 1996.

         10.23 Letter Agreement dated December 4, 1996 between the registrant and Patrick Meskell regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.19 of the registrant's Form 8-K dated March 27, 1996.

         10.24 Founder's Employment Agreement dated August 28, 1995 by and between the registrant and Robert T. Giaimo incorporated by reference to Exhibit 10.20 of the registrant's Form 8-K dated March 27, 1996.

         10.25 Assumption of Founder's Employment Agreement dated March 27, 1996 pursuant to Section 5.14(b) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI,, incorporated by reference to Exhibit 10.21 of the registrant's Form 8-K dated March 27, 1996.

         10.26 Indemnity Agreement dated August 29, 1995 by and between Robert T. Giaimo, as indemnitee, and the registrant incorporated by reference to Exhibit 10.22 of the registrant's Form 8-K dated March 27, 1996.

         Material Contracts -  Miscellaneous

         10.27 1991 Management Agreement (undated in original) between SDPMI (Owner) and SDLP (Manager) in connection with SDPMI Virginia incorporated by reference to Exhibit 10.35 of the registrant's Form 8-K dated March 27, 1996.

         10.28 Option to Purchase dated January 26, 1990 between CG Beltsville Limited Partnership (Optionor), and SDLP (Optionee) regarding land parcel on which the Silver Diner Restaurant in Laurel, Maryland, is located incorporated by reference to
                  Exhibit  10.36 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         10.29 Amendment No. 1 to the Stock Escrow Agreement dated as of March 26, 1996 among the Registrant, George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino, Charles A. Cocotas and Continental Stock Transfer & Trust Company, together with letter dated March 27, 1996 from the Registrant to Continental Stock Transfer & Trust Company incorporated by reference to
                  Exhibit 10.37 of the registrant's Form 8-K dated March 27,
                  1996.

         10.30 Affiliate Warrant Exchange and Custodial Agreement dated September 15, 1996, by and among George A. Naddaff, Douglas M. Suliman, Jr. and Charles A. Cocotas, as Warrant Holders, SDDI and Douglas M. Suliman, Jr., as Custodian incorporated by reference to Exhibit 10.38 of the registrant's Form 8-K dated March 27, 1996.

         10.31 Escrow Agreement dated as of February 1, 1996 by and between GKN Securities Corp., certain affiliates thereof, the SDDI and Arent Fox, as Escrow Agent incorporated by reference to
                  Exhibit  10.39 of the  registrant's  Form 8-K dated  March 27,
                  1996.

         10.32 Option Agreement dated March 27, 1996 by and between RGDI and SDDI granting option to SDDI for the purchase of Potomac Mills real estate parcels incorporated by reference to Exhibit 10.34 of the registrant's Form 8-K dated March 27, 1996.

         21       Subsidiaries of the Registrant.*

         23       Accountants Consents

         23.1     Consent of Reznick Fedder & Silverman.*

         23.2     Consent of Deloitte & Touche LLP.*




* Filed herewith. All other exhibits have been previously filed as indicated.