Form 10-Q
period 1997-04-20
SILVER DINER INC /DE/
filed 1997-06-03
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 20, 1997
                           Commission File No. 0-24982

                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                     04-3234411
-------------------------------          ---------------------------------------
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

        Common Stock, $.00074 par value, outstanding as of May 30, 1997:
                               11,635,973 shares

                       SILVER DINER, INC. AND SUBSIDIARIES
                                      INDEX


Part I.         Financial Information

Item 1.         Financial Statements:
                Consolidated Condensed Balance Sheets
                as of April 20, 1997 and December 29, 1996                     3

                Consolidated Condensed Statements of Operations for the
                Sixteen Weeks ended April 20, 1997 and April 21, 1996          4

                Consolidated Condensed Statement of Stockholders'
                Equity for the Sixteen Weeks Ended April 20, 1997              5

                Consolidated Condensed Statements of Cash Flows for the
                Sixteen Weeks ended April 20, 1997 and April 21, 1996          6

                Notes to Consolidated Condensed Financial Statements           7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8


Part II.        Other Information

Item 1.         Legal Proceedings                                             12


Signature                                                                     13

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                      April 20,          December 29,
                                                        1997                1996
                                                     -----------         -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                         $ 1,604,451         $ 8,285,533
   Marketable securities available for sale            4,094,964           1,081,015
   Inventory                                             179,787             147,981
   Prepaid expenses and other current assets             225,060             202,081
                                                     -----------         -----------
         Total current assets                          6,104,262           9,716,610

Property, equipment and improvements, net             14,507,964          12,956,119

Due from affiliates                                       74,609              55,957
Preopening costs, net                                    399,127             127,413
Goodwill, net                                          2,610,894           2,667,810
Deposits and other                                       288,985             340,466
                                                     -----------         -----------

         Total assets                                $23,985,841         $25,864,375
                                                     ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $ 1,838,221         $ 3,174,262

Deferred rent liability                                  823,624             749,396
                                                      ----------          ----------
         Total liabilities                             2,661,845           3,923,658

Stockholders' equity:
     Preferred stock, at December 29,
     1996, $.001 par value, 1,000,000
     shares authorized; none issued                         --                  --

     Common stock, at April 20, 1997,
     $.00074 par value, 20,000,000
     shares  authorized;  11,626,982
     shares issued and outstanding;
     at December 29, 1996, $.00074
     par value,  20,000,000  shares
     authorized;  11,520,473 shares
     issued and outstanding                                8,604               8,526

     Additional paid-in capital                       30,428,553          30,297,290
     Accumulated deficit                              (9,113,161)         (8,365,099)
                                                     -----------         -----------
         Total stockholders' equity                   21,323,996          21,940,717
                                                     -----------         -----------

         Total liabilities and stockholders' equity  $23,985,841         $25,864,375
                                                     ===========         ===========

      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Sixteen Weeks Ended
                                                   -----------------------------
                                                     April 20,        April 21,
                                                       1997             1996
                                                   ------------     ------------

Net sales                                          $  6,132,204     $ 4,894,428

Restaurant costs and expenses
    Cost of sales                                     1,763,672       1,355,022
    Labor                                             2,120,665       1,708,437
    Operating                                         1,047,719         741,151
    Occupancy                                           697,206         607,691
    Depreciation and amortization                       315,552         317,065
                                                   ------------     -----------

      Total restaurant costs and expenses             5,944,814       4,729,366
                                                   ------------     -----------

      Restaurant operating income                       187,390         165,062

General and administrative expenses                     983,743         675,689
Depreciation and amortization                            65,874          45,857
                                                   ------------     -----------

    Operating loss                                     (862,227)       (556,484)

Interest expense                                             --         174,709
Investment income                                      (114,165)        (33,102)
                                                   ------------     -----------

      NET LOSS                                     $   (748,062)    $  (698,091)
                                                   ============     ===========

Net loss per common share                          $      (0.06)    $     (0.11)
                                                   ============     ===========


Weighted average common shares outstanding           11,575,266       6,186,505
                                                   ============     ===========


      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                       Sixteen Weeks Ended April 20, 1997




                                            Common Stock       Additional
                                            ------------        Paid-in     Accumulated
                                          Shares     Amount     Capital       Deficit          Total
                                        ----------   ------   -----------   ------------   -------------

Balance at December 29, 1996            11,520,473   $8,526   $30,297,290   $(8,365,099)   $ 21,940,717

Sale of common stock                        89,840       66        94,934            --          95,000
Stock options exercised                     16,669       12            30            --              42
Amortization of unearned compensation           --       --        36,299            --          36,299
Net loss                                        --       --            --      (748,062)       (748,062)
                                        ----------   ------   -----------   -----------    ------------

Balance at April 20, 1997               11,626,982   $8,604   $30,428,553   $(9,113,161)   $ 21,323,996
                                        ==========   ======   ===========   ===========    ============

      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Sixteen Weeks Ended
                                                                                ------------------------------
                                                                                  April 20,         April 21,
                                                                                    1997              1996
                                                                                ------------      ------------
Cash flows from operating activities
Net loss                                                                        $  (748,062)      $  (698,091)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                                  381,426           362,922
     Compensation expense - stock options and deferred compensation                  36,341            31,053
     Changes in operating assets and liabilities
         Inventory                                                                  (31,806)           26,971
         Prepaid expenses and other current assets                                  (76,678)          (95,038)
         Preopening costs                                                          (313,643)              --
         Deposits and other                                                           1,633             5,420
         Accounts payable and accrued expenses                                     (281,389)         (117,203)
         Deferred rent liability                                                     74,228            32,759
                                                                                -----------       -----------

Net cash used in operating activities                                              (957,950)         (451,207)

Cash flows from investing activities
Purchases of property and equipment                                              (2,857,882)         (596,036)
Purchases of marketable securities
  available for sale                                                             (2,960,250)              --
                                                                                -----------       -----------

Net cash used in investing activities                                            (5,818,132)         (596,036)

Cash flows from financing activities
Net proceeds from merger                                                                --         12,276,161
Sale of common stock                                                                 95,000               --
Payments of principal - notes payable                                                   --         (1,189,955)
Payments of principal - notes payable - related party                                   --           (881,788)
                                                                                -----------       -----------

Net cash provided by financing activities                                            95,000        10,204,418
                                                                                -----------       -----------

Net (decrease) increase in cash and cash equivalents                             (6,681,082)        9,157,175
Cash and cash equivalents at beginning of the period                              8,285,533         1,584,716
                                                                                -----------       -----------

Cash and cash equivalents at end of the period                                  $ 1,604,451       $10,741,891
                                                                                ===========       ===========

Supplemental disclosure of cash flow information:
         Interest paid                                                          $       --        $   115,860
                                                                                ===========       ===========
Noncash investing and financing activities:
     Recapitalization costs included in accounts payable and accrued expenses   $       --        $   418,021
                                                                                ===========       ===========
     Repayment of  notes payable - related party by offset of amounts due from
         affiliates                                                             $       --        $   355,023
                                                                                ===========       ===========
     Conversion of senior subordinated convertible promissory notes to 625,000
         shares of common stock                                                 $       --        $ 2,500,000
                                                                                ===========       ===========

      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          FOR THE SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1996
                                   (UNAUDITED)


1.       Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended April 20, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. During 1996, the Company acquired the minority interest in Silver Diner Limited Partnership ("SDLP"), liquidated SDLP into SDDI and began presenting results on a consolidated basis. Because SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis did not have a material impact on the Company's financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

2.       New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. Had the company computed net loss per share in accordance with SFAS No. 128 for the sixteen weeks ended April 20, 1997 there would be no material difference in the reported net loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company currently operates nine Silver Diners in the Washington/Baltimore metropolitan area, including restaurants opened February 24, 1997 and April 21, 1997 in the Merrifield and Springfield areas of Fairfax County, Virginia. The Company's tenth restaurant is scheduled to open on June 16 in Reston, Virginia. The Silver Diner's eleventh and twelfth restaurants, in Columbia, MD and Cherry Hill, NJ, will open in late 1997 or early 1998, depending on construction contingencies. The Company also is negotiating for additional sites in the Washington/Baltimore and Philadelphia/Southern New Jersey markets. The Philadelphia/ Southern New Jersey area is Silver Diner's first non-Washington/Baltimore market. In addition, the Company continues to explore the South Florida market. The Company continues to explore the development of a franchise/joint venture plan in order to accelerate growth outside of the Washington/Baltimore area and to move toward its vision of operating and franchising restaurants throughout the U.S.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                Sixteen Weeks Ended
                                       --------------------------------------
                                           April 20,             April 21,
                                             1997                  1996
                                       ----------------     -----------------

Net sales                                   100.0%                100.0%

Restaurant costs and expenses
    Cost of sales                            28.7%                 27.7%
    Labor                                    34.6%                 34.9%
    Operating                                17.1%                 15.1%
                                            -----                 -----

      Restaurant operating margin            19.6%                 22.3%

    Occupancy                                11.4%                 12.4%
    Depreciation and amortization             5.1%                  6.5%
                                            -----                 -----

      Restaurant operating income             3.1%                  3.4%

General and administrative expenses          16.1%                 13.8%
Depreciation and amortization                 1.1%                  0.9%
                                            -----                 -----

      Operating loss                        (14.1%)               (11.3%)

Interest expense                              0.0%                  3.6%
Investment income                            (1.9%)                (0.6%)
                                            -----                 -----

    Net Loss                                (12.2%)               (14.3%)
                                            =====                 =====

Net sales for the 16 weeks ended April 20, 1997 ("First Quarter 1997") increased $1.2 million to $6,132,204, compared to $4,894,428 for the 16 weeks ended April 21, 1996 ("First Quarter 1996"), primarily due to sales generated by two new restaurants. Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) increased 1.0% compared to the first quarter of 1996 (which was negatively affected by severe winter weather), although since March 1997, comparable store sales have been negative.

In early 1997, the Company introduced a new menu designed to enhance customer value and build sales, while reducing operational complexity. The new menu rollout resulted in initially higher food costs, but the Company believes it will result in improved future sales, improved overall menu quality, faster customer service time, and decreased employee training time.

Cost of sales, primarily food and beverage cost, increased to 28.7% of net sales for First Quarter 1997, compared to 27.7% of net sales for First Quarter 1996. Initially higher cost of sales associated with the new menu introduced in early 1997 and new store openings in Clarendon and Merrifield resulted in the increase.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 34.6% of net sales for First Quarter 1997, a decrease of 0.3% of net sales compared to First Quarter 1996. Seasonal factors and new store openings contributed to relatively high labor cost in both periods. First Quarter 1997 also benefited from lower workers' compensation costs but was unfavorably impacted by the new menu implementation, while First Quarter 1996 was negatively impacted by severe winter weather, which reduced sales.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 17.1% of net sales for First Quarter 1997, compared to 15.1% for First Quarter 1996. Initially higher costs associated with new store openings, along with higher smallware and take out supply costs associated with the new menu introduction were primarily responsible for the increase.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $89,515 for First Quarter 1997 compared to First Quarter 1996, due primarily to the opening of the Clarendon and Merrifield diners.

Restaurant depreciation and amortization decreased $1,513 for First Quarter 1997 compared to First Quarter 1996 due to lower preopening cost amortization, offset by additional property and equipment depreciation for new stores. First Quarter 1997 and First Quarter 1996 include approximately $64,000 and $121,000, respectively, of preopening amortization. Preopening costs, which are amortized on a straight-line basis over twelve months from the date of each new restaurant opening, were reduced from approximately $200,000 per store for Tysons Corner and Fair Oaks to an average of approximately $140,000 for Clarendon, Merrifield and Springfield.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $983,743 for Fiscal 1997, an increase of $308,054 compared to Fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 16.1% for First Quarter 1997 from 13.8% for First Quarter 1996. The increase was largely related to higher restaurant recruitment and training costs associated with new restaurant openings and additional expenses associated with being a public company, including preparation of the Company's first annual report, 10-K and annual proxy statement, plus costs of implementing store management compensation and stock option and purchase plans adopted in late 1996. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

The Company earned $114,165 in investment income for First Quarter 1997, compared to interest expense and investment income of $174,709 and $33,102, respectively for First Quarter 1996, reflecting the Company's stronger financial position following the merger with Food Trends Acquisition Corporation in March 1996 ("Merger") and a private placement of common stock in July 1996 ("Private Placement").

Depreciation and amortization increased approximately $20,000 for First Quarter 1997 compared to First Quarter 1996. Depreciation and amortization for First Quarter 1997 includes approximately $56,000 for amortization of goodwill related to the acquisition of the Silver Diner Limited Partnership minority interest in June 1996. First Quarter 1996 includes approximately $30,000 of loan cost amortization.

Net loss for First Quarter 1996 was $748,062, or $0.06 per share, compared to a net loss of $698,091, or $0.11 per share, for First Quarter 1996. Average shares outstanding increased from 6,186,505 for First Quarter 1996 to 11,575,266 for First Quarter 1997. The increase in shares resulted from the Merger and the Private Placement. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.


Liquidity and Capital Resources

The Company's current financial position is positive as a result of the consummation of the Merger and the Private Placement. At April 20, 1997, cash and cash equivalents were approximately $1.6 million, short-term investments were approximately $4.1 million, working capital was approximately $4.2 million, the Company had no long-term debt and stockholders' equity was approximately $21.3 million. Cash and cash equivalents decreased $6.7 million during First Quarter 1997, due primarily to cash used to purchase marketable securities, finance the First Quarter 1997 operating cash flow deficit and purchase property and equipment for new restaurants.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to grow the number of Company-owned stores at a rate of approximately 50% annually over the next several years. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,665,000. Land generally will be leased. When land is purchased, management may pursue a sale leaseback or debt financing strategy following the restaurant's opening.

Management believes that the Company's current capital resources will be adequate to meet its planned capital requirements through 1997. Additional debt or equity financing will be required to finance 1998 growth. Management is currently evaluating financing alternatives. Should the Company be unable to raise sufficient capital in 1997 to meet its 1998 requirements, 1998 new store growth could be limited.

Part II. Other Information

Item 1.  Legal Proceedings

         On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The Plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner. Mr. Richardson was terminated promptly following occurrence of the event in November 1994. Plaintiff continues to be an employee of the Company. The Complaint contains four counts against the Company: failure to provide a reasonably safe and harassment free working environment, negligently and unreasonably allowing alcoholic beverages to be consumed at a Company sponsored event, negligently hiring and retaining Richardson after knowing of his drinking problem and respondeat superior. Plaintiff seeks recovery of $500,000 for each Count. It is not clear if the Counts are in the alternative or cumulative. The preceding is in early stages of discovery. The Company's insurance carrier is currently defending the claim with reservation of rights. The Company does not believe that it is liable to the Plaintiff and intends to vigorously defend itself.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SILVER DINER, INC.
                                       -----------------------------------
                                       (Registrant)




June 2, 1997                           /s/ David Oden
---------------------------            -----------------------------------
Date                                   David Oden
                                       Chief Financial Officer

                                       (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)