Form 10-Q
period 1997-07-13
SILVER DINER INC /DE/
filed 1997-08-27
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 13, 1997
                           Commission File No. 0-24982

                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   04-3234411
-------------------------------        -----------------------------------------
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

                         SILVER DINER DEVELOPMENT, INC.
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since the last report)



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

        Common Stock, $.00074 par value, outstanding as of July 31, 1997:
                               11,635,973 shares

                               SILVER DINER, INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Condensed Balance Sheets
          as of July 13, 1997 and December 31, 1996                          3

          Consolidated Condensed Statements of Operations for the
          Twelve weeks ended July 13, 1997 and July 14, 1996 and the
          Twenty eight weeks ended July 13, 1997 and July 14, 1996           4

          Consolidated Condensed Statement of Stockholders' Equity for the
          Twenty eight weeks ended July 13, 1997                             5

          Consolidated Condensed Statements of Cash Flows for the
          Twenty eight weeks ended July 13, 1997 and July 14, 1996           6

          Notes to Consolidated Condensed Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 6.   Exhibits and Reports on Form 8-K                                   13


Signature                                                                    14

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             July 13,          December 29,
                                                                               1997                1996
                                                                         -----------------   -----------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                               $ 4,548,016         $ 8,285,533
   Marketable securities available for sale                                          -           1,081,015
   Inventory                                                                   193,155             147,981
   Prepaid expenses and other current assets                                   213,940             202,081
                                                                         -----------------   -----------------
         Total current assets                                                4,955,111           9,716,610

Property, equipment and improvements, net                                   15,809,135          12,956,119

Due from affiliates                                                            104,947              55,957
Preopening costs, net                                                          436,406             127,413
Goodwill, net                                                                2,568,207           2,667,810
Deposits and other                                                             364,631             340,466
                                                                         -----------------   -----------------

         Total assets                                                      $24,238,437         $25,864,375
                                                                         =================   =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                    $ 2,176,085         $ 3,174,262

Note payable                                                                   267,000                   -
Deferred rent liability                                                        848,203             749,396
                                                                         -----------------   -----------------
         Total liabilities                                                   3,291,288           3,923,658

Stockholders' equity:
     Preferred stock, at July 13, 1997 and December 29, 1996, $.001 par
     value, 1,000,000 shares authorized; none issued                                 -                   -
     Common stock, at July 13, 1997, $.00074 par value, 20,000,000 shares authorized; 11,635,973 shares issued and outstanding; at
     December 29, 1996, $.00074 par value, 20,000,000 shares authorized;
     11,520,473 shares issued and outstanding                                    8,609               8,526

     Additional paid-in capital                                             30,461,260          30,297,290
     Accumulated deficit                                                    (9,522,720)         (8,365,099)
                                                                         -----------------   -----------------
         Total stockholders' equity                                         20,947,149          21,940,717
                                                                         -----------------   -----------------

         Total liabilities and stockholders' equity                        $24,238,437         $25,864,375
                                                                         =================   =================



      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Twelve Weeks Ended                    Twenty Eight Weeks Ended
                                                  July 13,            July 14,            July 13,            July 14,
                                                    1997                1996                1997                1996
                                             -----------------    ----------------    -----------------    ---------------
Net sales                                       $ 6,011,695         $ 3,974,420          $12,143,899         $8,868,848

Restaurant costs and expenses
    Cost of sales                                 1,733,727           1,093,769            3,497,399          2,448,791
    Labor                                         2,040,198           1,288,696            4,160,863          2,997,133
    Operating                                       977,526             606,875            2,025,245          1,348,026
    Occupancy                                       609,840             429,440            1,307,046          1,037,131
    Depreciation and amortization                   343,863             197,113              659,415            514,178
                                             -----------------    ----------------    -----------------    ---------------

      Total restaurant costs and expenses         5,705,154           3,615,893           11,649,968          7,132,039
                                             -----------------    ----------------    -----------------    ---------------

      Restaurant operating income                   306,541             358,527              493,931            523,589

General and administrative expenses                 742,104             672,912            1,725,847          1,348,601
Depreciation and amortization                        48,686              24,444              114,560             70,301
                                             -----------------    ----------------    -----------------    ---------------

    Operating loss                                 (484,249)           (338,829)          (1,346,476)          (895,313)

Interest expense                                      1,509              14,851                1,509            189,560
Investment income                                   (76,199)           (105,543)            (190,364)          (138,645)
                                             -----------------    ----------------    -----------------    ---------------

      NET LOSS                                  $  (409,559)        $  (248,137)         $(1,157,621)        $ (946,228)
                                             =================    ================    =================    ===============

Net loss per common share                       $     (0.04)        $     (0.02)         $     (0.10)        $    (0.12)
                                             -----------------    ----------------    -----------------    ---------------


Weighted average common shares outstanding       11,634,642          10,075,287           11,600,752          7,853,126
                                             =================    ================    =================    ===============


      Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     Twenty Eight Weeks Ended July 13, 1997



                                                       Common Stock                Additional
                                                       -------------                Paid-in         Accumulated
                                                 Shares            Amount           Capital           Deficit            Total
                                             ---------------- ----------------- ----------------  ----------------  ----------------
Balance at December 29, 1996                      11,520,473   $        8,526    $   30,297,290    $  (8,365,099)    $  21,940,717

Sale of common stock                                  95,084               70            94,934                -            95,004
Stock options exercised                               20,416               13                30                -                43
Amortization of unearned compensation                      -                -            69,006                -            69,006
Net loss                                                   -                -                 -       (1,157,621)       (1,157,621)
                                             ---------------- ----------------  ----------------  ----------------  ----------------

Balance at July 13, 1997                          11,635,973   $        8,609    $   30,461,260    $  (9,522,720)    $  20,947,149
                                             ================ ================  ================  ================  ================



      Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES,
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Twenty Eight Weeks Ended
                                                                             July 13, 1997        July 14, 1996
                                                                             -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(1,157,621)        $   (946,228)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                                773,975              584,479
     Compensation expense - stock options and deferred compensation                69,006               35,907
     Changes in operating assets and liabilities
         Inventory                                                                (45,174)              10,323
         Prepaid expenses and other assets                                         (1,501)            (131,087)
         Preopening costs                                                        (481,303)             (23,324)
         Deposits and other                                                       (73,155)               6,599
         Accounts payable and accrued expenses                                     56,475           (1,142,634)
         Deferred rent liability                                                   98,807               52,298
                                                                             ---------------     --------------

     Net cash used in operating activities                                       (760,491)          (1,553,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (4,409,730)            (920,260)
Purchases of marketable securities available for sale                          (2,960,250)                   -
Maturities of marketable securities available for sale                          4,030,907                    -
                                                                             ---------------     --------------

Net cash used in investing activities                                          (3,337,073)            (920,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from merger                                                                -           12,166,964
Net proceeds from sale of stock                                                    95,047            8,202,214
Acquisition of outstanding interest in Silver Diner Limited Partnership                 -           (2,517,089)
Proceeds from notes payable                                                       267,000                    -
Payments of principal - notes payable                                                   -           (1,274,798)
Payments of principal - notes payable - related party                                   -             (881,788)
                                                                             ---------------     --------------

Net cash provided by  financing activities                                        362,042           15,695,503
                                                                             ---------------     --------------

Net (decrease) increase in cash and cash equivalents                           (3,737,517)          13,221,576
Cash and cash equivalents at beginning of the period                            8,285,533            1,584,716
                                                                             ---------------     --------------

Cash and cash equivalents at end of the period                                $ 4,548,016         $ 14,806,292
                                                                             ===============     ==============

Supplemental disclosure of cash flow information:
         Interest paid                                                        $         -         $    130,711
                                                                             ===============     ==============

Noncash investing and financing activities:
         Construction payables included in accounts payable and accrued
              expenses                                                        $         -         $     12,500
                                                                             ===============     ==============
         Financing and acquisition costs included in accounts payable
              and accrued expenses                                            $         -         $    845,474
                                                                             ===============     ==============
         Repayment of  notes payable - related party by offset of
              amounts due from affiliates                                     $         -         $    355,023
                                                                             ===============     ==============
         Conversion of senior subordinated convertible promissory notes
              to 625,000 shares of common stock                               $         -         $  2,500,000
                                                                             ===============     ==============

     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty eight week period ended July 13, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. During 1996, the Company acquired the minority interest in Silver Diner Limited Partnership ("SDLP"), liquidated SDLP into SDDI and began presenting results on a consolidated basis. Because SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis did not have a material impact on the Company's financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

2.    NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. Had the company computed net loss per share in accordance with SFAS No. 128 for the twenty eight weeks ended July 13, 1997 there would be no material difference in the reported net loss per share.

GENERAL

The Company currently operates ten Silver Diners in the Washington / Baltimore metropolitan area, including a restaurant opened June 16, 1997 in Reston, Virginia. The Company's eleventh Silver Diner is scheduled to open by the end of 1997, in Cherry Hill, New Jersey.

                                                            Twelve Weeks Ended           Twenty Eight Weeks Ended
                                                       ----------------------------    -----------------------------
                                                         July 13,        July 14,        July 13,        July 14,
                                                           1997            1996            1997            1996
                                                       ------------    ------------    ------------    ------------
   Net sales                                              100.0%          100.0%          100.0%          100.0%

   Restaurant costs and expenses
       Cost of sales                                       28.8%           27.5%           28.8%           27.6%
       Labor                                               33.9%           32.4%           34.3%           33.8%
       Operating                                           16.3%           15.3%           16.7%           15.2%
                                                       ------------    ------------    ------------    ------------

         Restaurant operating margin                       21.0%           24.8%           20.3%           23.4%

       Occupancy                                           10.1%           10.8%           10.8%           11.7%
       Depreciation and amortization                        5.7%            5.0%            5.4%            5.8%
                                                       ------------    ------------    ------------    ------------

         Restaurant operating income                        5.1%            9.0%            4.1%            5.9%

   General and administrative expenses                     12.3%           16.9%           14.2%           15.2%
   Depreciation and amortization                            0.8%            0.6%            0.9%            0.8%
                                                       ------------    ------------    ------------    ------------

         Operating loss                                    (8.1%)          (8.5%)         (11.1%)         (10.1%)

   Interest expense                                         0.0%            0.4%            0.0%            2.1%
   Investment income                                       (1.3%)          (2.7%)          (1.6%)          (1.6%)
                                                       ------------    ------------    ------------    ------------

       Net Loss                                            (6.8%)          (6.2%)          (9.5%)         (10.7%)
                                                       ============    ============    ============    ============


Net sales for the twelve weeks ended July 13, 1997 ("1997 Second Quarter") increased $2,037,275 to $6,011,695 compared to $3,974,420 for the twelve weeks ended July 14, 1996 ("1996 Second Quarter"). Year-to-date, net sales for the twenty-eight weeks ended July 13, 1997 ("1997 YTD Period") increased $3,275,051 to $12,143,899 compared to $8,868,848 for the twenty-eight weeks ended July 14, 1996 ("1996 YTD Period"). Four new restaurants opened between December 1996, and June 1997, in Northern Virginia were primarily responsible for the increases, adding $2,311,307 and $3,649,516 to net sales for the current quarter and year-to-date periods, respectively.

Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial twelve months of operations during which sales are typically higher than normal) decreased 5.8% for the quarter and decreased 2.1% year-to-date. In addition to a very competitive restaurant market in the Washington/Baltimore area, the Company believes that comparable store sales were adversely affected by the concentration of seven Silver Diners now open in the Northern Virginia area as a result of four openings since December 1996. While this trend is expected to continue, the Company believes that in the longer term it will recognize the benefits of greater brand recognition and familiarity from customers in this geographic region.

In June 1997, the Company introduced its summer menu designed to enhance customer value and build sales, while reducing operational complexity. The new menu rollout resulted in initially higher food costs, but the Company believes it will result in improved future sales, improved overall menu quality, faster customer service time, and decreased employee training time.

Cost of sales, primarily food and beverage cost, increased 1.3% of net sales to 28.8% in the 1997 Second Quarter, compared to 27.5% for the 1996 Second Quarter. Year-to-date, cost of sales increased 1.2% of net sales. The higher cost in the 1997 Second Quarter and year to date was primarily attributable to higher food cost associated with new store openings, outsourcing the preparation of several menu items to reduce operational complexity, and the rollout of the new summer menu.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 33.9% of net sales for the 1997 Second Quarter, an increase of 1.5% of net sales compared to the 1996 Second Quarter. Year-to-date, labor increased 0.5% of net sales to 34.3% for the 1997 YTD Period, compared to 33.8% for the 1995 YTD Period. The 1997 Second Quarter and year to date labor costs increases resulted from higher labor costs in the initial periods of operation at the four Silver Diners opened since December 1996. Labor costs in comparable stores was 30.7% for the 1997 Second Quarter and 31.6% year to date, a decrease of 0.7% and 0.8%, respectively, primarily the result of lower workers compensation expense.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 16.3% of net sales for the 1997 Second Quarter, compared to 15.3% for the 1996 Second Quarter. Year-to-date, operating expenses increased 1.5% of net sales to 16.7% of net sales for the 1997 YTD period. Higher marketing costs were responsible for approximately 1% of the increases for the quarter and year to date. These expenses relate primarily to a radio advertising campaign and coupon mailings to prospective customers. The remaining increase in cost primarily relates to the Operating expenses are likely to continue to exceed historical levels during the summer months due to the radio advertising campaign supporting the newly opened Silver Diners.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $180,400 for the 1997 Second Quarter compared to the 1996 Second Quarter, and $269,915 for the 1997 YTD Period compared to the 1996 YTD Period. Occupancy costs for the new restaurants in Clarendon, Merrifield, Springfield and Reston, Virginia accounted for most of the increase.

Restaurant depreciation and amortization increased $146,750 for the 1997 Second Quarter compared to the 1996 Second Quarter, and $145,237 for the 1997 YTD Period compared to the 1996 YTD period. These increases were primarily associated with the new restaurant openings since December 1996 which had lower preopening cost amortization, offset by additional property and equipment depreciation for new stores. The 1997 Quarter and 1997 YTD Period include approximately $109,000 and $174,000, respectively, of preopening amortization, compared to approximately $45,000 and $165,000 for the 1996 Quarter and 1996 YTD Period, respectively. Preopening costs, which are amortized on a straight-line basis over twelve months from the date of each new restaurant opening, were reduced from approximately $200,000 per store for Tysons Corner and Fair Oaks to an average of approximately $140,000 for Clarendon, Merrifield, Springfield and Reston.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $742,104 in the 1997 Second Quarter, an increase of $69,192 compared to the 1996 Second Quarter. The increase was largely related to higher restaurant recruitment and training costs associated with new restaurant openings and the write off of a $25,000 deposit for a liquor license that the Company was pursuing and subsequently abandoned. In the 1997 YTD Period, general and administrative expenses were $1,725,847, an increase of $377,246 compared to the 1996 YTD Period. The increase year to date costs were, in addition to higher restaurant recruitment and training costs associated with new restaurant openings, the result of additional expenses associated with being a public company, including preparation of the Company's first annual report, 10-K and annual proxy statement, plus costs of implementing store management compensation and stock option and purchase plans adopted in late 1996. As a percentage of net sales, general and administrative expenses decreased from 16.9% in the 1996 Second Quarter to 12.3% in the 1997 Second Quarter, and from 15.2% in the 1996 YTD Period to 14.2 in the 1997 YTD Period. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of building a corporate management team to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

The Company earned $76,199 in investment income for the Second Quarter 1997 compared to $105,543 in the Second Quarter 1996. Year to date, investment income was $190,364 and $138,645 in 1997 and 1996, respectively. The Company incurred $1,509 in interest expense for the Second Quarter 1997 and the YTD 1997 Period compared to $14,851 and $189,560 in the 1996 Second Quarter and the 1996 YTD Period, respectively, reflecting the Company's stronger financial position following the merger with Food Trends Acquisition Corporation in March 1996 ("Merger") and a private placement of common stock in July 1996 ("Private Placement").

Depreciation and amortization increased approximately $25,000 for Second Quarter 1997 compared to Second Quarter 1996. Depreciation and amortization for Second Quarter 1997 includes approximately $42,000 for amortization of goodwill related to the acquisition of the Silver Diner Limited Partnership ("SDLP") minority interest in June 1996 compared to $14,000 in the prior year's quarter. Year to date, 1997 depreciation & amortization expense was approximately $45,000 greater than the same period in 1996 primarily due to goodwill amortization related to the acquisition of SDLP offset in part by approximately $30,000 of loan cost amortization in 1996.

The net loss for the 1997 Second Quarter was $409,559, or $0.04 per share, compared to the net loss of $248,137, or $0.02 per share, for the 1996 Second Quarter. Net loss for the 1997 YTD Period was $1,157,621, or $0.10 per share, compared to the net loss of $946,228, or $0.12 per share, for the 1996 YTD Period. Average shares outstanding increased from 10,075,287 for the 1996 Second Quarter to 11,634,642 for the 1997 Second Quarter, and from 7,853,126 for the 1996 YTD Period to 11,600,752 for the 1997 YTD Period. The increase in shares resulted from the Merger and the Private Placement. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current financial position is positive as a result of the consummation of the Merger and the Private Placement. At July 13, 1997, cash and cash equivalents were approximately $4.5 million, working capital was approximately $2.8 million, the Company had only $267,000 of long-term debt and stockholders' equity was approximately $20.9 million. Cash and cash equivalents decreased $3.8 million during the 1997 YTD Period, due primarily to cash used to finance the 1997 YTD Period operating cash flow deficit and purchase property and equipment for new restaurants, offset in part by the maturity of $1.1 million of marketable securities.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open 3 or 4 Company-owned stores in 1998. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1,665,000. Land generally will be leased. When land is purchased, management may pursue a sale leaseback or debt financing strategy following the restaurant's opening.

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

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on June 11, 1997. The following items were voted on and approved by a majority of the stockholders:

     1.   Re-election of the Company's directors.

     2. Approval of the Company's 1996 Non-employee Director Stock Option Plan, as adopted by the Company's Board of Directors (the "Board") on May 29, 1996. With regards to this item, 5,948,788 shares were voted for, 144,161 shares were voted against, 33,454 shares were abstained, and 2,135,595 shares were not voted.

     3. Approval of the Company's Stock Option Plan, as adopted by the Board on September 11, 1996. With regards to this item, 5,971,578 shares were voted for, 126,750 shares were voted against, 28,075 shares were abstained, and 2,135,595 shares were not voted.

     4. Approval of the Company's 1996 Employee Stock Purchase Plan, as adopted by the Board on September 11, 1996. With regards to this item, 6,046,957 shares were voted for, 51,289 shares were voted against, 22,157 shares were abstained, and 2,135,595 shares were not voted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Lists of Documents Filed as Part of this Report

1.    Exhibits

Exhibit Number       Description of Document
--------------       -----------------------
      10             MATERIAL CONTRACTS

      10.1 Amendment to SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non-qualified stock option agreement filed herewith. The SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non-qualified stock option agreement has been incorporated by reference to
                     Exhibit 10.14 of the registrar's Form 8-K dated
                     March 27, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SILVER DINER, INC.
                                     --------------------------------------
                                     (Registrant)




August 27, 1997                       /s/ Daniel P. Brannan
-------------------------------      --------------------------------------
Date                                 Daniel P. Brannan
                                     Vice President, Finance

                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)