Form 10-Q
period 1997-10-05
SILVER DINER INC /DE/
filed 1997-11-19
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 1997
                          Commission File No. 0-24982


                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    04-3234411
-------------------------------       ------------------------------------------
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

   Common Stock, $.00074 par value, outstanding as of October, 31, 1997:
11,647,601 shares

                               SILVER DINER, INC.

                                     INDEX

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:
                Consolidated Condensed Balance Sheets
                as of October 5, 1997 and December 31, 1996                                              3

                Consolidated Condensed Statements of Operations for
                the Twelve weeks ended October 5, 1997 and October 6, 1996 and the
                Forty weeks ended October 5, 1997 and October 6, 1996                                    4

                Consolidated Condensed Statements of Cash Flows for the
                Forty weeks ended October 5, 1997 and October 6, 1996                                    5

                Notes to Consolidated Condensed Financial Statements                                     6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                      7

Signature                                                                                                12

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            October 5,         December 29,
                                                                               1997                1996

                                                                         -----------------   -----------------
                                     ASSETS
Current assets:

   Cash and cash equivalents                                               $ 3,859,952        $  8,285,533
   Marketable securities available for sale                                          -           1,081,015
   Inventory                                                                   145,530             147,981
   Prepaid expenses and other current assets                                   260,625             202,081
                                                                         -----------------   -----------------
         Total current assets                                                4,266,107           9,716,610

Property, equipment and improvements, net                                   16,973,483          12,956,119

Due from affiliates                                                            104,947              55,957
Preopening costs, net                                                          336,573             127,413
Goodwill, net                                                                2,525,520           2,667,810
Deposits and other                                                             211,138             340,466
                                                                         -----------------   -----------------

         Total assets                                                      $24,417,768        $ 25,864,375
                                                                         =================   =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                    $ 2,457,004        $  3,174,262

Note payable                                                                   267,000                   -
Deferred rent liability                                                        964,060             749,396
                                                                         -----------------   -----------------
         Total liabilities                                                   3,688,064           3,923,658

Stockholders' equity:

     Preferred stock, at October 5, 1997 and December 29, 1996, $.001
     par value, 1,000,000 shares authorized; none issued                             -                   -
     Common stock, at October 5, 1997, $.00074 par value, 20,000,000 shares authorized; 11,612,547 shares issued and outstanding; at
     December 29, 1996, $.00074 par value, 20,000,000 shares authorized;
     11,520,473 shares issued and outstanding                                    8,593               8,526

     Additional paid-in capital                                             30,468,452          30,297,290
     Accumulated deficit                                                    (9,747,341)         (8,365,099)
                                                                         -----------------   -----------------
         Total stockholders' equity                                         20,729,704          21,940,717
                                                                         -----------------   -----------------

         Total liabilities and stockholders' equity                        $24,417,768         $25,864,375
                                                                         =================   =================

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Twelve Weeks Ended                         Forty Weeks Ended
                                                            October              October             October             October
                                                            5, 1997              6, 1996             5, 1997             6, 1996
                                                       -----------------    ----------------    -----------------    ---------------
Net sales                                                $  6,177,517        $  3,892,818        $  18,321,416        $12,761,666

Restaurant costs and expenses
    Cost of sales                                           1,774,266           1,063,498            5,271,664          3,512,289
    Labor                                                   1,967,689           1,242,751            6,128,552          4,239,884
    Operating                                               1,065,543             601,194            3,090,788          1,949,220
    Occupancy                                                 617,237             442,638            1,924,284          1,479,769
    Depreciation and amortization                             399,949             189,665            1,059,364            703,843
                                                       -----------------    ----------------    -----------------    ---------------
      Total restaurant costs and expenses                   5,824,684           3,539,746           17,474,652         11,885,005
                                                       -----------------    ----------------    -----------------    ---------------

      Restaurant operating income                             352,833             353,072              846,764            876,661

General and administrative expenses                           553,145             647,845            2,278,992          1,996,446
Depreciation and amortization                                  72,319              61,057              186,879            131,358
                                                       -----------------    ----------------    -----------------    ---------------

    Operating loss                                           (272,631)           (355,830)          (1,619,107)        (1,251,143)

Interest expense                                                5,763               6,589                7,272            196,149
Investment income                                             (53,773)           (162,835)            (244,137)          (301,480)
                                                       -----------------    ----------------    -----------------    ---------------

      NET LOSS                                           $   (224,621)       $   (199,584)       $  (1,382,242)       $(1,145,812)
                                                       =================    ================    =================    ===============

Net loss per common share                                $      (0.02)       $      (0.02)       $       (0.12)       $     (0.13)
                                                       -----------------    ----------------    -----------------    ---------------

Weighted average common shares outstanding                 11,623,948          11,520,130           11,607,668          8,953,227
                                                       =================    ================    =================    ===============


     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES,
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Forty Weeks Ended
                                                                           October 5,          October 6,

                                                                              1997                1996
                                                                          ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                    $(1,382,242)       $(1,145,812)
Adjustments to reconcile net loss to net cash used in operations

     Depreciation and amortization                                            1,246,244            835,201
     Compensation expense - stock options and deferred compensation              72,800             74,131
     Changes in operating assets and liabilities
         Inventory                                                                2,451             11,409
         Prepaid expenses and other assets                                      (48,186)          (226,350)
         Preopening costs                                                      (512,556)           (67,633)
         Deposits and other                                                      80,338           (109,807)
         Accounts payable and accrued expenses                                  (53,923)         (1,311,706)
         Deferred rent liability                                                214,664             63,602
                                                                          ---------------     --------------

Net cash used in operating activities                                          (380,410)        (1,876,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (5,481,257)        (1,588,349)
Purchases of marketable securities available for sale                        (2,960,250)                 -
Maturities of marketable securities available for sale                        4,030,907                  -
                                                                          ---------------     --------------

Net cash used in investing activities                                        (4,410,600)        (1,588,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from merger                                                              -         12,071,149
Net proceeds from sale of stock                                                 130,929          7,727,904
Purchase of treasury stock                                                      (32,500)                -
Acquisition of outstanding interest in Silver Diner Limited Partnership               -         (2,517,088)
Proceeds from notes payable                                                     267,000                  -
Payments of principal - notes payable                                                 -         (1,666,325)
Payments of principal - notes payable - related party                                 -            (881,788)
Proceeds from exercise of stock options                                                                 50
Repurchase of employee stock options                                                                (30,348)
                                                                          ---------------     --------------

Net cash provided by  financing activities                                      365,429         14,703,554
                                                                          ---------------     --------------

Net (decrease) increase in cash and cash equivalents                         (4,425,581)        11,238,240
Cash and cash equivalents at beginning of the period                          8,285,533          1,584,716
                                                                          ---------------     --------------

Cash and cash equivalents at end of the period                              $ 3,859,952        $12,822,956
                                                                          ===============     ==============

Supplemental disclosure of cash flow information:
         Interest paid                                                      $     7,272        $   137,300
                                                                          ===============     ==============

Noncash investing and financing activities:
Construction payables included in accounts payable and accrued expenses     $   391,317        $    44,247
                                                                          ===============     ==============
         Financing and acquisition costs included in accounts payable
              and accrued expenses                                          $         -        $   845,474
                                                                          ===============     ==============
         Repayment of  notes payable - related party by offset of
              amounts due from affiliates                                   $         -        $   355,023
                                                                          ===============     ==============
         Conversion of senior subordinated convertible promissory notes
              to 625,000 shares of common stock                             $         -        $ 2,673,791
                                                                          ===============     ==============
         Issuance of 84,000 warrants in conjunction with SDLP purchase      $         -        $   141,960
                                                                          ===============     ==============


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    FOR THE TWELVE AND FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty week period ended October 5, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. During 1996, the Company acquired the minority interest in Silver Diner Limited Partnership ("SDLP"), liquidated SDLP into SDDI and began presenting results on a consolidated basis. Because SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis did not have a material impact on the Company's financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

 2.   NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. Had the company computed net loss per share in accordance with SFAS No. 128 for the forty weeks ended October 6, 1997 there would be no material difference in the reported net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company currently operates ten Silver Diners in the Washington/Baltimore metropolitan area and its eleventh Silver Diner is scheduled to open by the end of 1997, in Cherry Hill, New Jersey. The Company also is negotiating for additional sites in the Washington/Baltimore and Philadelphia/Southern New Jersey markets. The Philadelphia/Southern New Jersey area is Silver Diner's first non-Washington/Baltimore market. In addition, the Company continues to explore the South Florida market. Also, the Company continues to explore the development of a franchise/joint venture plan in order to accelerate growth outside of the Washington/Baltimore area and to move toward its vision of operating and franchising restaurants throughout the U.S.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                            Twelve Weeks Ended               Forty Weeks Ended
                                                       ----------------------------    -----------------------------
                                                         October 5,      October 6,       October 5,      October 6,
                                                            1997            1996             1997            1996
                                                       -------------   -------------    -------------   -------------
   Net sales                                               100.0%          100.0%           100.0%          100.0%

   Restaurant costs and expenses

       Cost of sales                                        28.7%           27.3%            28.8%           27.5%
       Labor                                                31.9%           31.9%            33.5%           33.2%
       Operating                                            17.2%           15.4%            16.9%           15.3%
                                                       -------------   -------------    -------------   -------------
         Restaurant operating margin                        22.2%           25.3%            20.9%           24.0%

       Occupancy                                            10.0%           11.4%            10.5%           11.6%
       Depreciation and amortization                         6.5%            4.9%             5.8%            5.5%
                                                       -------------   -------------    -------------   -------------
         Restaurant operating income                         5.7%            9.1%             4.6%            6.9%

   General and administrative expenses                       9.0%           16.6%            12.4%           15.7%
   Depreciation and amortization                             1.2%            1.6%             1.0%            1.0%
                                                       -------------   -------------    -------------   -------------
         Operating loss                                     (4.4%)          (9.1%)           (8.8%)          (9.8%)

   Interest expense                                          0.1%            0.2%             0.0%            1.5%
   Investment income                                        (0.9%)          (4.2%)           (1.3%)          (2.3%)
                                                       -------------   -------------    -------------   -------------
       Net Loss                                             (3.6%)          (5.1%)           (7.5%)          (9.0%)
                                                       =============   =============    =============   =============


Net sales for the twelve weeks ended October 5, 1997 ("1997 Third Quarter") increased $2,284,699 to $6,177,518 compared to $3,892,819 for the twelve weeks ended October 6, 1996 ("1996 Third Quarter"). Year-to-date, net sales for the forty weeks ended October 5, 1997 ("1997 YTD Period") increased $5,559,750 to $18,321,416 compared to $12,761,666 for the forty weeks ended October 6, 1996 ("1996 YTD Period"). The increase was attributable to sales generated by four new restaurants opened since December 1996 in Clarendon, Merrifield, Springfield and Reston, adding $2,446,419 and $6,095,936 to net sales for the current quarter and year-to-date periods, respectively.

Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased 4.3% for the quarter and 2.9% year-to-date. In addition to a very competitive restaurant market in the Washington/Baltimore area, the Company believes that comparable store sales were adversely affected by the concentration of seven Silver Diners now open in the Northern Virginia area as a result of four openings since December 1996. While this trend is expected to continue, the Company believes that in the longer term it will recognize the benefits of greater brand recognition and familiarity from customers in this geographic region.

Cost of sales, primarily food and beverage cost, increased 1.4% of net sales to 28.7% in the 1997 Third Quarter, compared to 27.3% for the 1996 Third Quarter. Year-to-date, cost of sales increased 1.3% of net sales. The higher food cost in the 1997 Third Quarter was primarily attributable to the Company's summer menu introduced in June 1997 which has continued to result in higher food cost. This new menu included the outsourcing of the preparation of several menu items to reduce operational complexity. Year-to-date, the increase in cost of goods was most significantly impacted by the four new restaurants opened since December 1996 which incurred anticipated higher cost of goods, labor and operating expenses for their initial months of operation.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was 31.9% of net sales for both the 1997 Third Quarter and 1996 Third Quarter. An increase in direct labor primarily related to new store openings was offset by decreases in management labor and workers' compensation expenses. Year-to-date, labor increased 0.3% of net sales to 33.5% for the 1997 YTD Period, compared to 33.2% for the 1996 YTD Period. The 1997 YTD Period labor cost was negatively impacted by higher direct and management labor costs in the initial periods of operation at the four Silver Diners opened since December 1996.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 17.2% of net sales for the 1997 Third Quarter, compared to 15.4% for the 1996 Third Quarter. Year-to-date, operating expenses increased 1.6% of net sales to 16.9% of net sales for the 1997 YTD period. Higher marketing costs were responsible for approximately 1.5% of the increases for the 1997 Third Quarter and 0.7% of the increases for the 1997 YTD Period. These expenses relate primarily to a radio advertising campaign and coupon mailings to prospective customers. The remaining increase in cost primarily relates to the initially higher costs associated with new store openings.

Restaurant operating margin, which consists of net sales minus cost of sales, labor and operating expenses exclusive of occupancy, decreased to 22.2% of net sales for the 1997 Third Quarter from 25.3% for the 1996 Third Quarter. Year-to-date, restaurant operating margin decreased 3.1% of net sales to 20.9% for the 1997 YTD Period, compared to 24.0% for the 1996 YTD Period. Management believes restaurant operating margin is the most consistent measure of store level operating results because it focuses on unit level performance. The decrease in restaurant operating margin for the third quarter of 1997 was most significantly impacted by the introduction of a new menu in early 1997 which has continued to result in higher food cost, and higher marketing expenses from both a radio advertising campaign which ran from early July 1997 through mid-August 1997 and a direct marketing campaign to promote new store openings. Year-to-date, margins were most significantly impacted by the four new restaurants opened since December 1996 which incurred anticipated higher cost of goods, labor and operating expenses for their initial months of operation.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $174,599 for the 1997 Third Quarter compared to the 1996 Third Quarter, and $444,515 for the 1997 YTD Period compared to the 1996 YTD Period. Occupancy costs for the new restaurants in Clarendon, Merrifield, Springfield and Reston, Virginia accounted for most of the increase.

Restaurant depreciation and amortization increased $210,284 for the 1997 Third Quarter compared to the 1996 Third Quarter, and $355,521 for the 1997 YTD Period compared to the 1996 YTD period. These increases were primarily associated with the new restaurant openings since December 1996. The 1997 Third Quarter and 1997 YTD Period include approximately $131,000 and $303,000, respectively, of preopening amortization, compared to approximately $45,000 and $210,000 for the 1996 Third Quarter and 1996 YTD Period, respectively. Preopening costs, which are amortized on a straight-line basis over twelve months from the date of each new restaurant opening, were reduced from approximately $200,000 per store for Tysons Corner and Fair Oaks to an average of approximately $140,000 for Clarendon, Merrifield, Springfield and Reston.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $553,145 in the 1997 Third Quarter, a decrease of $94,700 compared to the 1996 Third Quarter. The decrease was largely related to lower restaurant recruitment and training costs associated with new restaurant openings, lower investor relation costs and a decrease in corporate salaries. Year-to-date, general and administrative expenses were $2,278,992, an increase of $282,548 compared to the 1996 YTD Period. The increase in year-to-date costs was primarily the result of additional expenses associated with being a public company, including preparation of the Company's first annual report, 10-K and annual proxy statement, plus costs of implementing store management compensation and stock option and purchase plans adopted in late 1996. As a percentage of net sales, general and administrative expenses decreased from 16.6% in the 1996 Third Quarter to 9.0% in the 1997 Third Quarter, and from 15.6% in the 1996 YTD Period to 12.4% in the 1997 YTD Period. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team and infrastructure to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

The Company earned $53,773 and $244,137 in investment income for Third Quarter 1997 and the 1997 YTD Period, respectively compared to $162,835 and $301,480 for the corresponding periods in 1996, respectively. The decrease in investment income is a direct result of cash used to construct and open four Silver Diners since December 1996. The Company incurred $5,763 and $7,272 in interest expense for the Third Quarter 1997 and the 1997 YTD Period, respectively compared to $7,272 and $196,149 in the 1996 Third Quarter and the 1996 YTD Period, respectively, reflecting the Company's stronger financial position following the merger with Food Trends Acquisition Corporation in March 1996 ("Merger") and a private placement of common stock in July 1996 ("Private Placement").

Depreciation and amortization increased approximately $11,000 for the Third Quarter 1997 compared to the Third Quarter 1996 related primarily to the Company's installation of a new computer network and accounting package in 1997. Year to date, 1997 depreciation & amortization expense was approximately $56,000 greater than the same period in 1996. The majority of the increase year to date relates to goodwill amortization resulting from the Company's acquisition of the minority interest in Silver Diner Limited Partnership in June 1996.

The net loss for the 1997 Third Quarter was $224,621, or $0.02 per share, compared to the net loss of $199,584, or $0.02 per share, for the 1996 Third Quarter. Net loss for the 1997 YTD Period was $1,382,242, or $0.12 per share, compared to the net loss of $1,145,812, or $0.13 per share, for the 1996 YTD Period. Average shares outstanding increased from approximately 9.0 million for the 1996 YTD Period to approximately 11.6 million for the 1997 YTD Period. The increase in shares resulted from the Merger and the Private Placement.

Management expects that the Company will continue incurring relatively modest losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current financial position is positive as a result of the consummation of the Merger and the Private Placement. At October 5, 1997, cash and cash equivalents were $3.9 million, working capital was $1.8 million, the Company had only $267,000 of long-term debt and stockholders' equity was $20.7 million. Cash and cash equivalents decreased $4.4 million during the 1997 YTD Period, due primarily to cash used to purchase property and equipment for new restaurants and to finance the 1997 YTD Period operating cash flow deficit, offset in part by the maturity of $1.1 million of marketable securities.

The Company's principal future capital requirement is expected to be the development of restaurants. The Company plans to open 2 or 3 Company-owned Silver Diners in 1998 in addition to the Cherry Hill, New Jersey location which is currently under construction. At October 5, 1997, the unpaid portion of construction costs and preopening expenses related to the Cherry Hill Diner totaled approximately $1.0 million. The typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.7 million. However, the building, equipment (including smallwares) and site development costs of the previous five Silver Diners opened since December 1995 have averaged $1.84 million primarily due to higher site development, architectural and design costs. Land generally will be leased. When land is purchased, management may pursue a sale leaseback or debt financing strategy following the restaurant's opening.

Management believes that the Company's current capital resources will be adequate to meet its planned capital requirements through 1997 and to construct 1 or 2 units in 1998. Additional debt or equity financing will be required to finance planned 1998 growth. Management is currently evaluating financing alternatives and is negotiating a $3 million line of credit with a commercial bank which, if obtained, would be sufficient to fund 1998 growth. Should the Company be unable to raise sufficient capital in 1997 to meet its 1998 requirements, 1998 new store growth could be limited.

FORWARD LOOKING DISCLOSURE

Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These changes and variations which could significantly affect future results include, but are not limited to, those relating to development and construction activities, including delays in opening new Diners, acceptance of the Silver Diner concept, the quality of the Company's restaurant operations, the adequacy of operating and management controls, dependence on discretionary consumer spending, dependence on existing management, inflation and general economic conditions, and changes in federal or state laws or regulations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SILVER DINER, INC.

                                      _________________________________________
                                      (Registrant)

November 19, 1997                      /s/ Daniel P. Brannan
-------------------                   _________________________________________
Date                                  Daniel P. Brannan
                                      Vice President, Finance

                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)