Form 10-K
period 1997-12-31
SILVER DINER INC /DE/
filed 1998-03-31
CIK 923134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1997
                         Commission file number 0-24982

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

       Title of each class            Name of each exchange on which registered
             None                                         None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.00074 Par Value

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

         At January 31, 1998, the registrant had 11,602,403 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9,356,357. The aggregate market value was determined based on the closing price of the Common Stock on the Nasdaq Stock MarketSM on January 31,1998.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders in 1998 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL

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

         The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock trades on The Nasdaq Stock MarketSM under the symbol "SLVR."

BUSINESS

         The Company currently operates 11 Silver Diner restaurants, 10 in the Washington/Baltimore Metropolitan Area and one in Cherry Hill, New Jersey, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high-quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to uniquely address this need. By attracting a broad range of customer segments, and maintaining extended operating hours, a diverse menu and convenient locations, the Company is able to compete effectively in the fast food, family and casual dining segments of the restaurant industry, contributing to the significant sales volumes of its units. The Company also offers SILVER DINER TO GO, which features a range of carry out/delivery options targeting the growing "home meal replacement" market, as well as specialty coffee drinks and expanded bakery selections.

         The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to serve generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $7.45 and the average dining time is approximately 35 minutes. For the last fiscal year, the seven Silver Diner restaurants open throughout the year had sales ranging from $2.2 million to $4.0 million with average unit sales of $2.6 million on an average of 212 seats. Management attributes the significant sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its management.

         Diners have been indigenous to the United States for more than 100 years. Since opening the first Silver Diner restaurant in 1989, the Company has capitalized on the diner restaurant theme to uniquely address the customers' need of where to go for quick, high quality meals at reasonable prices. Key elements which differentiate Silver Diner restaurants from other restaurants include:

         o BROAD AND DIVERSE MENU COMBINING "TRADITIONAL DINER" ITEMS WITH CONTEMPORARY REGIONAL SPECIALTIES - The menu includes a broad range of made-from-scratch meal choices featuring traditional home-style diner fare and all-day breakfast, as well as more contemporary "heart healthy" selections and regional specialty items. Each Silver Diner restaurant bakes all of its cakes on the premises and features a carry-out section offering its full menu.

         o CLASSIC, READILY RECOGNIZABLE DINER EXTERIOR, IN COMBINATION WITH A COMFORTABLE DINER INTERIOR DECOR AND ATMOSPHERE - The visually striking exterior of the Silver Diner restaurants is both familiar and distinctive, combining polished stainless steel, glass block and neon lighting traditional to old-style diners with more contemporary tile, accent colors and a 25-foot clock tower. Similarly, the Silver Diner restaurants' interior combines traditional diner motifs such as a counter area with seating, booths and tabletop old style juke boxes with a contemporary open kitchen and ambient dining room lighting. The result of these contrasting elements produces a high energy, fun, nostalgic atmosphere which is also comfortable.

         o EXTENDED OPERATING HOURS WITH FOUR MEAL PERIODS - Silver Diner's breadth of entree selection, its beer and wine service and night time ambiance allow it to generate close to 50% of its business at dinner and late night, the most profitable meal periods. Additionally, the Silver Diner's extended hours and diverse menu afford it two extra meal periods - breakfast and late night. Together, these four meal periods provide the Silver Diner the opportunity to generate significantly greater customer counts per facility than traditional two- or three-meal period full-service restaurants.

         o RAPID MEAL SERVICE RESULTING IN A TABLE TURNOVER RATE SIGNIFICANTLY ABOVE INDUSTRY AVERAGES FOR FULL SERVICE RESTAURANTS - Silver Diner's menu, food preparation techniques and kitchen engineering account for its rapid meal service. The Silver Diner's physical plant and kitchen layout allow it to serve the majority of meals in approximately 10 minutes, providing quick turnover and further improving productivity. The Silver Diner employs a food preparation and storage process which incorporates a type of "sous vide" production technique enabling it to efficiently make a wide range of scratch-cooking recipes with reduced labor hours, kitchen preparation and raw ingredient storage area. As a result, Silver Diner restaurants are able to achieve high quality, consistency and excellent productivity despite the broad menu.

         o GENEROUS PORTIONS AND MODERATE PRICES WITH ENTREES FROM $3.99 AND UP
- Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers range from $3.99 to $6.99, entrees range from $3.99 to $12.99, and full meals are available at moderate prices including a 10% senior citizen discount and "blue plate specials" at $7.99.

RESTAURANTS.   The following sets forth certain information regarding the
Company's existing restaurants.

                                                                                                    APPROXIMATE
                                                                          APPROXIMATE                  NUMBER
OPERATING LOCATIONS                          DATE OPENED                   SQUARE FEET                OF SEATS
-------------------                          -----------                   -----------                --------
Rockville, Maryland                           February 1989                    5,500                     256
Laurel, Maryland                             September 1990                    4,680                     153
Potomac Mills, Virginia                       October 1991                     4,675                     164
Towson, Maryland                             September 1992                    5,250                     194
Fair Oaks, Virginia                            April 1995                      5,675                     240
Tysons Corner, Virginia                       December 1995                    5,675                     240
Clarendon, Virginia                           December 1996                    5,675                     240
Merrifield, Virginia                          February 1997                    5,675                     240
Springfield, Virginia                          April 1997                      5,675                     240
Reston, Virginia                                June 1997                      5,675                     240
Cherry Hill, New Jersey                       November 1997                    5,675                     240

         The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant.

         Management believes the greater Washington/Baltimore area can support twelve to fifteen Silver Diner restaurants and it will continue to penetrate this market area while avoiding market overlap in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Management believes that there are numerous other major metropolitan areas throughout the United States that can support a similar concentration of Silver Diner restaurants and intends to pursue expansion in these markets in a manner similar to Washington/Baltimore. The Company opened its first restaurant in a new geographical market, specifically the Philadelphia-Southern New Jersey area in November 1997. The Company is pursuing additional locations in this market and throughout the Mid-Atlantic region for restaurant openings commencing in early 1999. The Company does not plan to open any stores in 1998 either because the sites where the Company contemplated opening restaurants had material unfulfilled landlord contingencies or the sites were determined to overlap existing Silver Diner markets. The Company is anticipating opening one to three Company-owned restaurants in 1999 and expects that the Silver Diner restaurants opened in the next two years will continue to be company-owned; however, expansion into any markets outside of the Mid-Atlantic region may include area joint-ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received.

         MARKETING. Management focuses on providing its customers with superior food quality, service and perceived value in a distinctive atmosphere and has relied primarily on its eye-catching appearance, customer satisfaction and word of mouth to obtain repeat customers as well as to attract new clientele. As a result, the Company has been able to maintain a minimal marketing budget for its existing restaurants, with marketing funds primarily used for pre-opening events, public relations and direct marketing for new Silver Diner openings. In the summer of 1997, the Company experimented with mass marketing through a modest 10 week radio advertising campaign in the Washington Metropolitan area to raise awareness of the Silver Diner. As the Company achieves sufficient market penetration within a given market area and economies of scale with respect to its discretionary marketing budget, other mass marketing vehicles, including television advertising, may become viable methods of further increasing average unit volume.

         MENU. The Silver Diner menu includes a broad range of dining alternatives featuring traditional diner fare, including soups, sandwiches, hamburgers, "blue plate specials" as well as more contemporary "heart healthy" items, salads, grilled chicken, seafood, pasta and regional specialties. Silver Diner's full breakfast menu, including omelettes, pancakes and waffles, is available throughout the day and night. The menu includes numerous entrees which rotate on a seasonal basis, as well as signature homemade pies and cakes baked on premises. High-quality ingredients are used for all menu items, including Silver Diner's own unique gravies, sauces and dressings. Silver Diner's recipes are prepared for the way management believes people eat today with an emphasis on fresh ingredients, low salt and cholesterol-free oil. In addition, Silver Diner's "heart healthy" menu features a dozen low-fat popular items formulated to exceed USDA "heart healthy" dietary guidelines. Silver Diner restaurants also serve beer and wine in all locations except Cherry Hill, New Jersey, and non-alcoholic specialty beverages. The Company is currently test marketing frozen alcoholic specialty beverages.

         PURCHASING. The Company purchases items on a centralized basis and negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products as well as to obtain competitive prices. Food and supplies are shipped directly to the Silver Diner restaurants. All shipments are inspected for quality and freshness by a kitchen manager or supervisor upon receipt. The Company does not maintain a central product warehouse or commissary. The Company's food and supplies are available from a wide number of suppliers. Therefore, Silver Diner is not dependent on any particular source of supplies.

         CUSTOMER SATISFACTION/QUALITY CONTROL. The Company has a variety of programs to measure its customer satisfaction, including comment cards, a mystery shopper program, exit interviews, and frequent visits by supervisory management. Through the use of these techniques, senior management receives valuable feedback from customers and through prompt action, demonstrates a continued interest in meeting customer needs and desires. In addition, Silver Diner staff perform a variety of quality checks and are authorized to not serve any products which do not meet Silver Diner's quality standards.

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

         The Company believes that its distinctive diner concept, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. While the Company believes that its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately priced food in a full-service distinctive dining environment.

EMPLOYEES

         As of December 28, 1997, the Company had 972 employees, 12 of whom are corporate personnel, 53 of whom are restaurant management personnel (including 7 managers-in-training), and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

         RESTAURANT OWNER OPERATOR PLAN. To attract and retain talented management, the Company's compensation plan is very competitive. Management believes that a key component for long-term success is for each restaurant to be led by a general manager who lives in the community and has a long-term commitment to that restaurant's success. Accordingly, management has established a Restaurant Owner Operator Plan whereby the general manager receives an annual salary and a monthly cash profit sharing award which equals a percentage of the restaurant's operating income. In addition, each general manager is required to purchase $12,500 of Common Stock at a price equal to 50% of the Common Stock's market value and receives an annual award of between $5,000 and $10,000 of Common Stock. Also, all assistant managers receive annual grants of Common Stock in amounts of between $2,500 and $5,000.

         SELECTION, TRAINING AND SUPERVISION. Management has developed specific profiles and protocols used to interview and select its management and associate staff. Management personnel are required to participate in an 8- to 12-week training program emphasizing the Company's operating procedures as well as management development programs. Each associate also participates in a standardized training program ranging from two to five days (depending on position) which utilizes testing results to ensure all associates achieve a specified standard of performance.

GOVERNMENT REGULATIONS

         The Company is subject to numerous federal, state and local laws affecting health, sanitation and safety standards as well as to state and local licensing regulation of the sale of alcoholic beverages. The Company has appropriate licenses from regulatory authorities allowing it to sell beer and wine (except in Cherry Hill, New Jersey where the Company does not sell beer or wine), and has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. The Company's failure to obtain or retain liquor or food service licenses would have a material adverse effect on its operation. To reduce this risk, each restaurant is operated with procedures in accordance with complete compliance with applicable code and regulations. There can be no assurance, however, that such approvals and licenses for new restaurants will be obtained and, if obtained, will be renewed or not revoked.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The name, age, period of service and position held of each of the executive officers of the Company are as follows:

Name                        Age   Served Since(1)      Position(s) Held
-----------------------------------------------------------------------------------------------
Robert T. Giaimo            46       1987              Chairman of the Board,
                                                       President and Chief Executive Officer
Ype Hengst                  47       1987              Director, Vice President, Executive Chef and
                                                       Corporate Secretary
Patrick Meskell             44       1996              Senior Vice President, Human Resources
Daniel Brannan              28       1997              Vice President, Finance


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION. Since March 27, 1996, the Common Stock has been listed on The Nasdaq Stock Market(SM) under the symbol SLVR. Before that date, the Common Stock was quoted on the OTC Bulletin Board under the symbol FDTR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:

            QUARTER                               HIGH                  LOW
            -------                               ----                  ---
1996        First (to March 26)                   $6-11/16              $4-3/4
            First (March 27 to March 31)          $6-3/4                $6-1/8
            Second                                $7-7/8                $5-5/8
            Third                                 $6$4-1/2
            Fourth                                $5-5/8                $3-1/2

1997        First                                 $4-7/8                $3-1/4
            Second                                $3-19/32              $2-7/8
            Third                                 $3-1/8                $2
            Fourth                                $2-5/16               $1


         DIVIDENDS. Since the Company's inception, no dividends have been paid on the Common Stock.

         HOLDERS. As of December 28, 1997, there were approximately 473 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                               Fiscal Years Ended
                                               -------------------------------------------------------------------------------
                                                December 31,       January 1,     December 31,    December 29,    December 28,
                                                    1993             1995            1995            1996            1997
STATEMENT OF OPERATIONS DATA:
Net Sales                                        $11,257,307      $10,896,682     $13,350,255     $16,550,468     $24,259,156

Restaurant costs and expenses:
         Cost of sales                             3,179,552        3,036,995       3,655,254       4,526,286       6,929,221
         Labor                                     3,519,484        3,525,472       4,452,134       5,464,896       7,999,812
         Operating                                 1,660,515        1,642,039       2,015,668       2,536,609       4,037,198
         Occupancy                                 1,316,757        1,293,842       1,588,527       1,931,866       2,534,210
         Depreciation and amortization               860,126          382,082         715,426         882,843       1,499,125
                                               ---------------  --------------- --------------- --------------- ---------------

           Total restaurant costs and expenses    10,536,434        9,880,430      12,427,009      15,342,500      22,999,566
                                               ---------------  --------------- --------------- --------------- ---------------

           Restaurant operating income               720,873        1,016,252         923,246       1,207,968       1,259,590

General and administrative expenses                1,179,264        1,877,774       2,077,735       2,705,940       3,065,436
Depreciation and amortization                         41,639           61,042          97,351         183,928         263,484
Write off of abandoned site costs                    746,026           98,637               -               -         172,618
                                               ---------------  --------------- --------------- --------------- ---------------

        Operating loss                            (1,246,056)      (1,021,201)     (1,251,840)     (1,681,900)     (2,241,948)
                                               ---------------  --------------- --------------- --------------- ---------------

Interest expense                                     382,291          254,810         334,086         180,293          10,702
Investment income                                    (16,759)           3,599         (83,021)       (432,721)       (294,231)
                                               ---------------  --------------- --------------- --------------- ---------------

        Loss before minority interest             (1,611,588)      (1,279,610)     (1,502,905)     (1,429,472)     (1,958,419)

Minority interest in net loss of SDLP                137,224          332,977         180,175               -               -
                                               ---------------  --------------- --------------- --------------- ---------------

         NET LOSS                                $(1,474,364)     $  (946,633)    $(1,322,730)    $(1,429,472)    $(1,958,419)
                                               ===============  =============== =============== =============== ===============

Net loss per common share                        $     (0.39)     $     (0.19)    $     (0.26)    $     (0.15)    $     (0.17)
                                               ===============  =============== =============== =============== ===============

Weighted average common shares outstanding         3,755,038        4,982,414       5,013,319       9,545,681      11,609,400
                                               ===============  =============== =============== =============== ===============


                                                                                  As of
                                         -----------------------------------------------------------------------------------------
                                          December 31,          January 1,     December 31,      December 29,      December 28,
                                              1993                 1995            1995              1996              1997
BALANCE SHEET DATA:
Working capital (deficiency)                 $1,697,475         $(560,972)       $(4,961,352)       $6,669,761        $1,332,141
Total assets                                  8,947,195         7,078,679         10,794,469        25,864,375        23,646,765
Current liabilities                           2,765,405         2,580,329          6,975,363         3,174,262         2,207,891
Long-term liabilities                         2,726,974         2,205,695          2,584,832           749,396         1,317,667
Stockholders' equity (deficit)                2,941,664         2,112,480          1,234,274        21,940,717        20,121,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING DISCLOSURE

         Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These changes and variations which could significantly affect future results include, but are not limited to, those relating to development and construction activities, including delays in opening new Diners, acceptance of the Silver Diner concept, increased competition in the restaurant industry, weather conditions, the quality of the Company's restaurant operations, the adequacy of operating and management controls, dependence on discretionary consumer spending, dependence on existing management, inflation and general economic conditions, and changes in federal or state laws or regulations.

GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended December 28, 1997. As of this date, the Company operated 11 diners, 10 in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no additional Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region for restaurant openings commencing in early 1999. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships. The following table reflects the growth in number of restaurants over the three year period.

          RESTAURANTS                            1995        1996        1997
          -----------                            ----        ----        ----
          In operation, beginning of year          4           6           7
          Newly opened                             2           1           4
                                                --------    --------    -------
          In operation, end of year                6           7          11
                                                ========    ========    =======
          Under construction, end of year          0           3           0
                                                ========    ========    =======


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

         On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share. Of the $7.6 million net proceeds of the sale, $2.5 million was used to replace the funds used for the acquisition of the minority interests in SDLP, approximately $400,000 was used to repay the bank debt of SDLP and the remainder was available to fund expansion. On August 7, 1996, the Company registered the shares with the Securities and Exchange Commission pursuant to a Form S-3 Registration Statement filed under the Securities and Exchange Act of 1933, as amended.

         Effective January 1, 1994, the Company adopted a 52 or 53-week fiscal year which ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. As a result of the change, the year ended January 1, 1995 was a 366-day year.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                                        Fiscal Years Ended
                                                       ------------------------------------------------------
                                                         December 28,       December 29,        December 31,
                                                             1997               1996                1995
                                                       ----------------   ----------------    ---------------
 Net sales                                                    100.0%             100.0%             100.0%

 Restaurant costs and expenses:
     Cost of sales                                             28.6%              27.4%              27.4%
     Labor                                                     33.0%              33.0%              33.3%
     Operating                                                 16.6%              15.3%              15.1%
                                                       ----------------   ----------------    ---------------
       Restaurant operating margin                             21.8%              24.3%              24.2%

     Occupancy                                                 10.4%              11.7%              11.9%
     Depreciation and amortization                              6.2%               5.3%               5.4%
                                                       ----------------   ----------------    ---------------
       Restaurant operating income                              5.2%               7.3%               6.9%

 General and administrative expenses                           12.6%              16.3%              15.6%
 Depreciation and amortization                                  1.1%               1.1%               0.7%
 Write off of abandoned site costs                              0.7%               0.0%               0.0%
                                                       ----------------   ----------------    ---------------
       Operating loss                                          (9.2%)            (10.1%)             (9.4%)

 Interest expense                                               0.0%               1.1%               2.5%
 Investment income, net                                        (1.1%)             (2.6%)             (0.6%)
                                                       ----------------   ----------------    ---------------
       Loss before minority interest                           (8.1%)             (8.6%)            (11.3%)

 Minority interest in net loss of SDLP                          0.0%               0.0%               1.4%
                                                       ----------------   ----------------    ---------------
     Net Loss                                                  (8.1%)             (8.6%)             (9.9%)
                                                       ================   ================    ===============

         YEAR ENDED DECEMBER 28, 1997 COMPARED TO THE YEAR ENDED DECEMBER 29, 1996. Net sales for the fiscal year ended December 28, 1997 ("Fiscal 1997") increased $7.7 million to $24,259,156 compared to $16,550,468 for the fiscal year ended December 29, 1996 ("Fiscal 1996"). Silver Diner restaurants opened during Fiscal 1996 and Fiscal 1997 in Arlington, Merrifield, Springfield, and Reston, Virginia and Cherry Hill, New Jersey added $8.4 million to net sales.

         Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased 2.1%. Same store customer counts were down 4.3% for Fiscal 1997, but price increases in mid-June 1997 helped raise average sales per customer and offset a portion of that decline. Average net sales for the seven restaurants open throughout Fiscal 1997 was $2.6 million compared to $2.7 million for the six restaurants open throughout 1996.

         Cost of sales, primarily food and beverage cost, was 28.6% of net sales for Fiscal 1997, an increase of 1.2% from 27.4% in Fiscal 1996. The increase was primarily the result of the Company's adoption of a new menu in 1997. Additionally, cost of sales was unfavorably impacted by stores opened in late 1996 and throughout 1997 which incurred anticipated higher cost of goods as well as labor and operating expenses in their initial months of operation.

         Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was unchanged at 33.0% of net sales for Fiscal 1997 compared to Fiscal 1996. Increases in hourly employee wages as a result of increased minimum wage and higher labor expenses in new stores was offset by lower workers' compensation costs in all stores and lower health and vacation benefit costs in the Company's new stores where most hourly employees have not worked for the Company long enough to qualify for these benefits.

         Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor, occupancy, and depreciation, including supplies, utilities, repairs and maintenance and advertising, increased to 16.6% of net sales for Fiscal 1997, compared to 15.3% for Fiscal 1996. Higher marketing costs primarily related to the Company's summer radio advertising campaign and coupon mailings to prospective customers accounted for 0.9% of the increase in operating expenses. The remainder of the increase as a percentage of sales was caused by higher administrative expenses driven by lower comparable store sales, combined with slightly above average operating expenses in new stores.

         Restaurant operating margin, which consists of net sales minus cost of sales, labor and operating expenses exclusive of occupancy, decreased to 21.8% of net sales for Fiscal 1997 from 24.3% for Fiscal 1996. Management believes restaurant operating margin is the most consistent measure of store level operating results because it focuses on unit level performance. Restaurant operating margin was unfavorably impacted by the five stores opened between December 1996 and November 1997 which incurred anticipated higher cost of sales, labor and operating expenses in their initial months of operation. As these stores mature, management expects their restaurant operating margin to be similar to the Company's comparable stores. The table below illustrates the components of restaurant operating margin as a percentage of sales (New stores include all stores that are not comparable stores as defined above):

                                          NEW        COMPARABLE      TOTAL
                                         STORES        STORES        COMPANY
                                         ------        ------        -------
     Sales                                100%           100%          100%

    Cost of sales                         29.1%         28.1%          28.6%
    Labor                                 34.2%         32.0%          33.0%
    Operating Expenses                    16.8%         16.4%          16.6%
                                    ----------------  ------------ -------------

    Restaurant Operating Margin           19.9%         23.5%          21.8%
                                    ================  ============ =============

         Additionally, the decrease in restaurant operating margin was driven by an approximately 0.7% increase in food cost related to the Company's new menu platform and a 0.9% increase in marketing expenses.

         Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $602,344 for Fiscal 1997 compared to Fiscal 1996, due primarily to the opening of new restaurants during 1996 and 1997. As a percentage of sales, occupancy expenses decreased from 11.7% in Fiscal 1996 to 10.4% in Fiscal 1997 due to lower rent expense in the new stores. Also, the Company owns the property for the Reston store which opened in June 1997.

         Restaurant depreciation and amortization increased $616,282 from $882,843 for fiscal 1996 to $1,499,125 for Fiscal 1997, primarily due to new restaurant openings. Fiscal 1997 and Fiscal 1996 include approximately

$461,000 and $240,000, respectively, of preopening amortization. Preopening costs are amortized on a straight-line basis over twelve months from the date of each new restaurant opening.

         General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $3,065,436 for Fiscal 1997, an increase of $359,496 compared to Fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 12.6% in Fiscal 1997 from 16.3% in Fiscal 1996. Increased corporate salary costs and higher restaurant management and recruitment costs accounted for approximately $140,000 of the increase. Also, higher professional fees during the first two quarters of 1997 related to preparation of the Company's first annual report, 10-K and annual proxy statement plus costs of implementing various compensation and benefit plans added approximately $160,000. In addition, the Company is paying premiums for three life insurance policies owned respectively by two officers. In 1996, the Company recorded notes receivable from the two officers which were payable in full upon demand, were collateralized by the life insurance policies and were equal to the amount of premiums paid by the Company on such life insurance policies. The notes receivable were non-interest bearing. During 1997, the Company terminated these note receivable agreements and recorded the full amount of premiums paid in 1996 and 1997, less the cash surrender value of the policies, as expense. As such, the Company recorded $123,000 of expense for these insurance policies for the year ended December 28, 1997. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team and infrastructure necessary to support the Company's intermediate and long-term growth plans. As revenues increase in 1998, general and administrative expenses are expected to decrease in absolute dollars and as a percentage of net sales.

         The increase in depreciation and amortization of approximately $80,000 for Fiscal 1997 is a result of additional goodwill amortization related to the acquisition of the SDLP minority interest in June 1996. Total goodwill amortization related to this transaction in Fiscal 1996 was approximately $100,000 and in Fiscal 1997 was approximately $184,000.

         Write off of abandoned site costs increased from zero in Fiscal 1996 to $172,618 in Fiscal 1997. These costs relate to deferred site costs including legal, design and development costs for potential restaurant sites that the Company is no longer pursuing due to unanticipated non-fulfillment of landlord contingencies and sites that did not meet the Company's unit economic criteria.

         The decrease in interest expense from $180,293 in 1996 to $10,702 in 1997 is nearly entirely the result of the consummation of the Merger with FTAC in March 1996 at which time the majority of the outstanding debt of the Company was either repaid or converted to equity. The bank debt of SDLP was subsequently repaid in late July 1996 following acquisition of the SDLP minority interest. Interest expense and amortization of deferred loan costs were eliminated for the remainder of Fiscal 1996 due to the repayment of debt. The interest expense incurred in Fiscal 1997 relates to debt incurred by the Company in the purchase of a piece of property adjacent to the Potomac Mills Silver Diner from a related party. Interest income decreased significantly in Fiscal 1997 due to use of the proceeds of the Merger and private placement proceeds to fund operating losses and construct new Silver Diners.

         Net loss for Fiscal 1997 was $1,958,419, or $0.17 per share, compared to the net loss of $1,429,472, or $0.15 per share, for Fiscal 1996. Average shares outstanding increased from 9,545,681 for Fiscal 1996 to 11,609,400 for Fiscal 1997. The increase in shares resulted from the Merger and the private placement in Fiscal 1996. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the increased overhead put in place to support the Company's growth plans.

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

         Federal legislation increased the minimum wage effective October 1, 1996. Many of the Company's employees are paid hourly wages, and any increase in the minimum wage increases the Company's cost. Management estimates that the minimum wage increase raised the Company's overall labor cost by approximately 0.2% to 0.3% of net sales. The Company expects to recover this increased cost through increased operating efficiencies, and to a lesser degree, price increases to customers.

         Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 15.3% of net sales for Fiscal 1996, compared to 15.1% for Fiscal 1995. Lower comparable store sales, combined with slightly above average operating expenses in new stores, resulted in the increase as a percentage of net sales.

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

         In late 1996, the Company began testing a new menu designed to enhance customer value and build sales, while reducing operational complexity. The new menu, which was implemented in all stores in late January 1997, increased cost of sales but slightly decreased labor as a percentage of net sales, with the result being no significant change in restaurant operating margin. However, the implementation of the new menu temporarily increased cost of sales, labor and operating expenses in the first quarter of 1997 due to initial training and smallwares costs.

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

         INCOME TAXES. No current or deferred income tax benefit has been provided in the Company's consolidated financial statements due to the Company's history of net operating losses for income tax purposes. At December 28, 1997, the Company has a net operating loss carryforward of approximately $5.5 million for income tax purposes that expires in 2008 through 2012, which may be used to reduce future taxable income and tax liabilities.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Adoption of SFAS No. 130 will not have a significant effect on the Company's financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. Adoption of SFAS No. 131 will not have a significant effect on the Company's financial statement presentation or disclosures. Both standards are effective for financial statements issued for fiscal years beginning after December 15, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 1997, cash and cash equivalents were $1.6 million, short-term investments were $1.2 million, working capital was $1.3 million, the Company had $0.3 million of long-term debt and stockholders' equity was $20.1 million. Cash and cash equivalents decreased $6.7 million during Fiscal 1997, due primarily to cash used to finance the Fiscal 1997 operating cash flow deficit and to pay for purchases of property and equipment, including construction payables associated with the Clarendon diner, which opened in December 1996.

         The Company's principal future capital requirement is expected to be the development of restaurants. The Company does not plan to open any stores in 1998 because either the sites where the Company contemplated opening restaurants had material unfulfilled landlord contingencies or the sites were determined to overlap existing Silver Diner markets. The Company is anticipating opening one to three Company-owned restaurants in 1999, however, the location of these sites has not been determined. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.7 million. However, due to above average site costs and architectural and design costs, the five Silver Diner locations opened since December 1995 have averaged approximately $1.8 million for building, equipment and site costs. The Company is currently endeavoring to decrease the cost of the Silver Diner prototype for the next restaurant. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale leaseback or debt financing strategy following the restaurant's opening.

         At December 28, 1997, the Company did not have any restaurants under construction. The Company has been pursuing locations in a new geographical market, specifically the Philadelphia-Southern New Jersey area. To that end, the Company opened a new store in Cherry Hill, New Jersey in November 1997, and is aggressively pursuing several locations in that market for new store openings beginning in early 1999. Management is continuing to negotiate to obtain other sites throughout the Mid-Atlantic region.

         Management believes that the Company's current capital resources and expected 1998 cash flow will be adequate to construct from one to three units in 1999. Additional financing will be required to finance the remainder of 1999 growth. The Company's lead bank has preliminarily indicated a willingness to extend a $3 million line of credit which, if obtained, would be sufficient to fund 1999 growth. Should the Company be unable to raise sufficient capital in 1998 to meet its 1999 requirements, management may be forced to limit 1999 growth.

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

YEAR 2000 ISSUE AND COMPLIANCE

         The Year 2000 Issue is the result of software programs being written using two digits rather than four to define the applicable year, and some computers (and other date-sensitive equipment including credit card processing machines) may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar business activities both at the restaurant and corporate level.

         The Company is in the process of evaluating its risk and the related costs of updating its computer hardware and software to properly process year 2000 and later dates. The Company has not yet determined the cost related to the Year 2000 issue.

IMPACT OF INFLATION

         Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

 ITEM 8.  FINANCIAL STATEMENTS

SILVER DINER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

                                                                                                                       Page
Reports of Independent Auditors....................................................................................     18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
December 28, 1997 and December 29, 1996............................................................................     20

Consolidated Statements of Operations for the
Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995......................................     21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995......................................     22

Consolidated Statements of Cash Flows for the
Fiscal Years December 28, 1997, December 29, 1996 and December 31, 1995............................................     23

Notes to Consolidated Financial Statements.........................................................................     25

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Silver Diner, Inc.:

We have audited the accompanying consolidated balance sheets of Silver Diner, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1995 were audited by other auditors whose report, dated April 2, 1996, expressed an unqualified opinion on those consolidated statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Diner, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the years ended December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Washington, DC
March  6, 1998

INDEPENDENT AUDITORS' REPORT

To the Stockholders
Silver Diner, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of operations, stockholders' equity and partners' deficit and cash flows of Silver Diner, Inc. and Subsidiaries (formerly Silver Diner Development, Inc., Silver Diner Limited Partnership and Silver Diner Potomac Mills, Inc.) for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the corporations' and partnership's managements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Silver Diner Development, Inc., Silver Diner Limited Partnership and Silver Diner Potomac Mills, Inc., their stockholders' equity and partners' deficit and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
April 2, 1996

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 28,        December 29,
                                                                               1997                1996
                                                                         -----------------   -----------------
            ASSETS

Current assets:
   Cash and cash equivalents                                               $ 1,597,430        $  8,285,533
   Marketable securities available for sale                                  1,222,083           1,081,015
   Inventory                                                                   196,443             147,981
   Prepaid and other current assets                                            197,208             202,081
   Preopening costs, net                                                       326,868             127,413
                                                                         -----------------   -----------------
         Total current assets                                                3,540,032           9,844,023

Property, equipment and improvements, net                                   17,384,019          12,956,119

Due from related parties                                                        10,600              55,957
Goodwill, net                                                                2,482,833           2,667,810
Deposits and other                                                             229,281             340,466
                                                                         -----------------   -----------------

         Total assets                                                      $23,646,765        $ 25,864,375
                                                                         =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                    $ 2,207,891        $  3,174,262

Long term liabilities:
   Note Payable                                                                267,000                   -
   Deferred rent liability                                                   1,050,667             749,396
                                                                         -----------------   -----------------
         Total liabilities                                                   3,525,558           3,923,658

Commitments and contingencies (Note 9)

Stockholders' equity:

     Preferred stock, at December 28, 1997 and December 29, 1996, $.001
     par value, 1,000,000 shares authorized, none issued                             -                   -
     Common stock, $.00074 par value, 20,000,000 shares authorized; at
     December 28, 1997, 11,602,403 shares issued and outstanding; at
     December 29, 1996, 11,520,473 shares issued and outstanding                 8,586               8,526
     Additional paid-in capital                                             31,604,937          30,423,561
     Unearned compensation                                                  (1,168,798)           (126,271)
     Accumulated deficit                                                   (10,323,518)         (8,365,099)
                                                                         -----------------   -----------------
         Total stockholders' equity                                         20,121,207          21,940,717
                                                                         -----------------   -----------------
         Total liabilities and stockholders' equity                        $23,646,765        $ 25,864,375
                                                                         =================   =================


     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Fiscal Years Ended
                                                                 December          December 29,        December 31,
                                                                 28, 1997              1996                1995
                                                            -----------------    ----------------    ----------------
Net sales                                                   $   24,259,156        $ 16,550,468        $ 13,350,255
                                                            -----------------    ----------------    ----------------

Restaurant costs and expenses:

    Cost of sales                                                6,929,221           4,526,286           3,655,254
    Labor                                                        7,999,812           5,464,896           4,452,134
    Operating                                                    4,037,198           2,536,609           2,015,668
    Occupancy                                                    2,534,210           1,931,866           1,588,527
    Depreciation and amortization                                1,499,125             882,843             715,426
                                                            -----------------    ----------------    ----------------

      Total restaurant costs and expenses                       22,999,566          15,342,500          12,427,009
                                                            -----------------    ----------------    ----------------

      Restaurant operating income                                1,259,590           1,207,968             923,246

General and administrative expenses                              3,065,436           2,705,940           2,077,735
Depreciation and amortization                                      263,484             183,928              97,351
Write off of abandoned site costs                                  172,618                   -                   -
                                                            -----------------    ----------------    ----------------

    Operating loss                                              (2,241,948)         (1,681,900)         (1,251,840)

Interest expense                                                    10,702             180,293             334,086
Investment income, net                                            (294,231)           (432,721)            (83,021)
                                                            -----------------    ----------------    ----------------

    Loss before minority interest                               (1,958,419)         (1,429,472)         (1,502,905)

Minority interest in net loss of SDLP                                    -                   -             180,175
                                                            -----------------    ----------------    ----------------

    NET LOSS                                                $   (1,958,419)       $ (1,429,472)         (1,322,730)
                                                            =================    ================    ================

Basic net loss per common share                             $        (0.17)       $      (0.15)       $      (0.26)
                                                            =================    ================    ================

Weighted average common shares outstanding                      11,609,400           9,545,681           5,013,319
                                                            =================    ================    ================

Diluted net loss per common share                           $        (0.17)           $  (0.15)       $      (0.26)
                                                            =================    ================    ================

Weighted average common shares outstanding                      11,609,400           9,545,681           5,013,319
                                                            =================    ================    ================



     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

                                                                                   Additional
                                                       Common Stock                  Paid-in            Unearned
                                                 Shares           Amount             Capital          Compensation
                                             ---------------- ----------------  ------------------  ----------------
Balance at January 1, 1995                           149,447    $      14,945     $   7,710,432      $         -

Common stock offering                                  1,500              150           202,350                -
Stock options issued                                       -                -           449,182         (238,488)
Amortization of unearned compensation                      -                -                 -           42,051
Repurchase of options                                      -                -           (10,721)
Net loss                                                   -                -                                  -
                                                ------------    -------------     -------------      -----------
Balance at December 31, 1995                         150,947           15,095         8,351,243         (196,437)

Issuance of common stock in connection
     with Food Trends merger                       9,227,857           (8,155)       11,739,775                -
Debenture conversion                                 625,000              463         2,654,140                -
Common stock offering                              1,500,000            1,111         7,555,427                -
Payments on notes receivable
        from stockholders                                  -                -            41,669                -
Stock options exercised                               16,669               12                38                -
Repurchase of outstanding options                          -                -           (60,691)          30,343
Amortization of unearned compensation                      -                -                 -           39,823
Warrants issued                                            -                -           141,960                -
Net loss                                                   -                -                 -                -
                                                ------------    -------------     -------------      -----------
Balance at December 29, 1996                      11,520,473            8,526        30,423,561         (126,271)

Issuance of common stock                             130,117               96           467,404         (315,000)
Issuance of stock awards                                   -                -           920,000         (920,000)
Common stock purchased                               (83,606)             (62)         (186,938)          52,500
Stock options exercised                               35,419               26                15                -
Stock options issued                                       -                -            61,865                -
Repurchase of outstanding options                          -                -           (40,500)          20,250
Cancellation of outstanding options                        -                -           (40,470)          40,470
Amortization of unearned compensation                      -                -                 -           79,253
Net loss                                                   -                -                 -                -
                                                ------------    -------------     -------------      -----------
Balance at December 28, 1997                      11,602,403    $       8,586     $  31,604,937      $(1,168,798)
                                                ============    =============     =============      ===========



                                                   Accumulated
                                                     Deficit              Total
                                                ------------------  ------------------
Balance at January 1, 1995                        $  (5,612,897)       $  2,112,480

Common stock offering                                         -             202,500
Stock options issued                                          -             210,694
Amortization of unearned compensation                         -              42,051
Repurchase of options                                         -             (10,721)
Net loss                                             (1,322,730)         (1,322,730)
                                                  -------------        ------------
Balance at December 31, 1995                         (6,935,627)          1,234,274

Issuance of common stock in connection
     with Food Trends merger                                  -          11,731,620
Debenture conversion                                          -           2,654,603
Common stock offering                                         -           7,556,538
Payments on notes receivable
        from stockholders                                     -              41,669
Stock options exercised                                       -                  50
Repurchase of outstanding options                             -             (30,348)
Amortization of unearned compensation                         -              39,823
Warrants issued                                               -             141,960
Net loss                                             (1,429,472)         (1,429,472)
                                                  -------------        ------------
Balance at December 29, 1996                         (8,365,099)         21,940,717

Issuance of common stock                                      -             152,500
Issuance of stock awards                                      -                   -
Common stock purchased                                        -            (134,500)
Stock options exercised                                       -                  41
Stock options issued                                          -              61,865
Repurchase of outstanding options                             -             (20,250)
Cancellation of outstanding options                           -                   -
Amortization of unearned compensation                         -              79,253
Net loss                                             (1,958,419)         (1,958,419)
                                                  -------------        ------------
Balance at December 28, 1997                      $ (10,323,518)       $ 20,121,207
                                                  =============        ============


     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Fiscal Years Ended
                                                                      -------------------------------------------------------
                                                                         December 28,        December 29,         December 31,
                                                                             1997               1996                1995
                                                                     ------------------  ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (1,958,419)    $    (1,429,472)    $   (1,322,730)
Adjustments to reconcile net loss to net cash used in operations
     Depreciation and amortization                                          1,762,609           1,066,771            812,777
     Development and abandoned site costs                                     172,618                   -                  -
     Compensation expense - stock options and deferred
            compensation                                                      141,118              81,489            368,505
     Termination of note receivable                                           123,329                   -                  -
     Minority interest                                                              -                   -           (180,175)
     Changes in operating assets and liabilities
         Inventory                                                            (48,462)            (30,588)           (47,802)
         Prepaid expenses and other assets                                      4,873             (73,972)            41,294
         Preopening expenses                                                 (660,325)           (128,287)          (392,779)
         Deposits and other                                                   100,585             (78,696)          (185,234)
         Accounts payable and accrued expenses                               (262,323)           (284,195)           628,798
         Deferred rent liability                                              301,271             174,575             86,772
                                                                        ---------------    ----------------    ---------------

     Net cash used in operating activities                                   (323,126)           (702,375)          (190,574)
                                                                        ---------------    ----------------    ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                                        (6,421,329)         (5,729,378)        (2,691,825)
Maturities of short-term investments                                        4,030,907                   -          1,529,543
Purchase of short term investments                                         (4,171,974)         (1,081,015)          (120,000)
Advances to affiliates                                                        (67,372)            (55,957)          (204,080)
Payment of advances to affiliates                                                   -                   -             84,371
                                                                        ---------------    ----------------    ---------------

     Net cash used in investing activities                                 (6,629,768)         (6,866,350)        (1,401,991)
                                                                        ---------------    ----------------    ---------------

                                  (continued)

     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                         Fiscal Years Ended
                                                                      -------------------------------------------------------
                                                                         December 28,        December 29,         December 31,
                                                                             1997               1996                1995
                                                                     ------------------  ------------------ ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan costs                                                                          -                  -             (26,439)
Net proceeds from merger                                                            -         11,916,868            (167,764)
Net proceeds from sale of stock                                               152,500          7,556,538             202,500
Exercise of options                                                                41                 50
Net proceeds from sale of stock options to employees                                -                  -              39,471
Acquisition of outstanding interest in Silver Diner Limited
     Partnership                                                                    -         (2,625,453)                  -
Purchase of common stock                                                     (134,500)                 -                   -
Proceeds from notes payable                                                   267,000                  -           3,620,000
Payments on advances - affiliates                                                   -                  -             (13,000)
Payments of principal - notes payable                                               -         (1,666,325)           (641,106)
Payments of principal - capital leases                                              -                  -            (107,123)
Payments of principal - notes payable - related party                               -           (881,788)                  -
Repurchase of employee stock options                                          (20,250)           (30,348)            (10,721)
                                                                       --------------     --------------     ---------------

Net cash provided by financing activities                                     264,791         14,269,542           2,895,818
                                                                       --------------     --------------     ---------------

Net (decrease) increase in cash and cash equivalents                       (6,688,103)         6,700,817           1,303,253
Cash and cash equivalents at beginning of the year                          8,285,533          1,584,716             281,463
                                                                       --------------     --------------     ---------------

Cash and cash equivalents at end of the year                           $    1,597,430     $    8,285,533     $    1 ,584,716
                                                                       ==============     ==============     ===============

Supplemental disclosure of cash flow information:
         Interest paid                                                 $       10,702     $      137,300     $       334,086
                                                                       ==============     ==============     ===============
Noncash investing and financing activities:
         Construction payables included in accounts
              payable  and accrued expenses                            $      350,604     $    1,054,652     $       301,702
                                                                       ==============     ==============     ===============
         Recapitalization costs included in accounts payable and
              accrued expenses                                         $            -     $            -     $       722,128
                                                                       ==============     ==============     ===============
         Repayment of  notes payable - related party by
              offset of amounts due from affiliates                    $            -     $      355,023     $             -
                                                                       ==============     ==============     ===============
         Conversion of senior subordinated convertible
              promissory notes to 625,000 shares of common stock       $            -     $    2,500,000     $             -
                                                                       ==============     ==============     ===============
         Issuance of 84,000 warrants in conjunction with SDLP
              purchase                                                 $            -     $      141,960     $             -
                                                                       ==============     ==============     ===============


                                  (concluded)

     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 28, 1997


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Silver Diner, Inc., (the Company) and its subsidiaries develop and operate the Silver Diner restaurant chain. At December 28, 1997, the Company owned and operated ten diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, Silver Diner Development, Inc. (SDDI) and Silver Diner Limited Partnership (SDLP). All significant intercompany balances and transactions have been eliminated in consolidation.

     During 1996, the Company acquired the minority interest in SDLP (see Note
     3), liquidated SDLP into SDDI and began presenting results on a consolidated basis. Because SDLP's financial statements were previously combined with the Company's, the change to a consolidated basis did not have a material impact on the Company's financial statements.

     FISCAL YEAR

     The Company operates on a 52 or 53-week fiscal year which ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 1997, 1996 and 1995 were comprised of 52 weeks and ended on December 28, 1997, December 29, 1996, and December 31, 1995, respectively.

     CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     All short-term investments are classified as available-for-sale. Those investments that are part of the Company's cash management portfolio with a remaining maturity of three months or less when purchased are reported as cash equivalents. The balance of the short-term investments are classified as marketable securities. At December 28, 1997, marketable securities consists of investment grade commercial paper. Cash and cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates fair value.

     INVENTORY

     Inventory consists of food and supplies and is valued at the lower of cost (first-in, first-out) or market.

     PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements are stated at cost. Buildings and leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the respective anticipated lease period including renewal options, ranging from 20 to 35 years, with a provision for salvage value for the Rockville building. Furniture and equipment are depreciated over the estimated useful lives of the related assets, ranging from 2 to 10 years. Depreciation is computed using the straight-line method.

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

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128 which requires presentation of basic and diluted earnings per share amounts and a reconciliation of the respective calculations. The Company incurred a net loss for the years ended December 28, 1997, December 29, 1996, and December 31, 1995; therefore, all potential common shares are anitdilutive and not included in the calculation of diluted net loss per share.

     EVALUATION OF LONG-LIVED ASSETS

     The Company evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1997, the Company wrote off $172,618 of deferred site costs including legal, design and development costs for potential restaurant sites that the Company is no longer pursuing or that the Company believes the probability of the site being procured is unlikely. Management believes no material impairment of these assets exists at December 28, 1997.

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

     RECLASSIFICATION

     Certain prior year balances have been reclassified to conform with the 1997 presentation.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Adoption of SFAS No. 130 will not have a significant effect on the Company's financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. Adoption of SFAS No. 131 will not have a significant effect on the Company's financial statement presentation or disclosures. Both standards are effective for financial statements issued for fiscal years beginning after December 15, 1997.

2.   MERGER

     On March 27, 1996, FTAC Transition Corporation, a wholly owned subsidiary of Food Trends Acquisition Corporation (FTAC) merged (the Merger) with and into SDDI with SDDI surviving as a wholly owned subsidiary of FTAC. In connection with the Merger, FTAC changed its name to Silver Diner Development, Inc., and in June 1996, to Silver Diner, Inc. Pursuant to the Merger agreement, each outstanding share of SDDI common stock converted into 33.339 shares of the common stock of FTAC. Upon consummation of the Merger, the stockholders of SDDI became the owners in the aggregate of approximately 57% of the outstanding common stock of FTAC and the directors and officers of SDDI became directors and officers of FTAC. Prior to the Merger, FTAC had no operating activities.

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

3.   ACQUISITION OF MINORITY INTEREST IN SILVER DINER LIMITED PARTNERSHIP

     On June 13, 1996, the Company completed its purchase of all of the limited partnership interests in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants (New Warrants) to purchase common stock exercisable at $8.00 per share. The New Warrants are exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years and as a result, amortization expense related to goodwill totaled $184,977 and $99,603 in fiscal years 1997 and 1996, respectively.

4.   PROPERTY, EQUIPMENT AND IMPROVEMENTS

     The major components of property and equipment are as follows:

                                                           December 28,           December 29,
                                                               1997                   1996
                                                          ---------------        ---------------
       Land                                                 $  1,647,655           $  1,090,470
       Buildings and leasehold improvements                   12,605,754              7,042,095
       Furniture, fixtures and equipment                       6,465,211              3,961,786
       Deferred lease costs                                      572,549                599,790
       Construction in progress                                  101,916              3,168,023
                                                          ---------------        ---------------
                                                              21,393,085             15,862,164
       Less accumulated depreciation and amortization         (4,009,066)            (2,906,045)
                                                          ---------------        ---------------
                                                            $ 17,384,019           $ 12,956,119
                                                          ===============        ===============


     Deferred lease costs represent brokerage commissions, legal fees and zoning related costs primarily related to leases on the land upon which the Company constructed its restaurants.

5.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                           December 28,           December 29,
                                                               1997                   1996
                                                          ---------------        ---------------
       Trade payables                                       $  1,442,913           $  2,564,381
       Payroll and related taxes                                 622,013                427,584
       Sales and use taxes                                       142,965                 92,628
       Other                                                           -                 89,669
                                                          ---------------        ---------------
                                                            $  2,207,891           $  3,174,262
                                                          ===============        ===============

6.   LONG-TERM OBLIGATIONS

     In June, 1997 the Company was issued a $267,000 note payable to a bank to purchase a parcel of land from the Company's president (see Note 9). The principal of the note is due in June, 1999, and interest is paid monthly at an annual rate of 9.25%. The note is collateralized by the land purchased. The Company incurred $10,702 in interest expense related to the note for the year ended December 28, 1997.

7.   NOTES RECEIVABLE

     During 1997, the Company issued notes receivable totaling $132,000 to an outside party which owns and maintains the jukeboxes in four Silver Diner units. The Company receives principal and interest payments on theses notes on a monthly basis. Interest is calculated at an annual rate of 9% and the principal payments are based on the amount of monthly cash flow generated by the jukeboxes. As of December 28, 1997, the Company has received $9,000 in principal payments and $6,000 in interest income.

8.   PRIVATE PLACEMENT

     On July 11, 1996, the Company completed a $8,250,000 private placement of common stock through the sale of 1.5 million shares at $5.50 per share. Approximately $2.5 million of the approximately $7.6 million net proceeds of the sale were used to replace the funds used for the acquisition of the minority interests in SDLP, and the remainder was available to fund expansion. In connection with the sale, the Company registered the shares with the Securities and Exchange Commission.

9.   RELATED PARTY TRANSACTIONS

     Robert Giaimo Development, Inc.

     On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc., a corporation wholly-owned by the president of the Company, an undivided parcel of land representing a parking lot adjacent the Silver Diner restaurant in Potomac Mills, Virginia. The total cost of the land was $408,000. The Company received a loan from a bank in the amount of $267,000 to purchase the property. The note, bearing interest of 9.25% annually, is fully collateralized by the land and is due in June, 1999.

     Silver Diner Potomac Mills, Inc.

     The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expires October 14, 2011 and includes annual CPI adjustments to base rent and percentage rent based on gross receipts. The amount of property leased was reduced by the land purchase described above. For the years ending December 28, 1997, December 29, 1996 and December 31, 1995, occupancy costs include $350,000, $389,000, $391,000, respectively, in rent and related pass through costs associated with the lease.

     Keyman Life Insurance

     The Company is paying premiums for three life insurance policies owned respectively by two officers. In 1996, the Company recorded notes receivable from the two officers which were payable in full upon demand, were collateralized by the life insurance policies and were equal to the amount of premiums paid by the Company on such life insurance policies. The notes receivable were non-interest bearing. During 1997, the Company terminated these note receivable agreements and recorded the full amount of premiums paid in 1996 and 1997, less the cash surrender value of the policies, as expense. As such, the Company recorded $123,000 of expense for these insurance policies for the year ended December 28, 1997.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases restaurant land and buildings under various noncancellable operating leases with terms expiring at various dates through 2017. Certain of these leases are with related parties (see Note
     9). These leases include minimum lease payments, reimbursable operating costs and real estate taxes. Also, certain of these leases contain renewal options for a maximum of 20 years beyond the original term, have provisions for additional rent based on sales at the individual locations and annual increases based on the consumer price index. The leases provide for certain rent holidays and escalations in payments over the lease terms. The effect of the holidays and escalations have been reflected in rent expense on a straight-line basis over the initial lease terms. The excess of expense over cash payments has been reflected in the consolidated financial statements as deferred rent.

     Future minimum annual lease payments as of December 28, 1997 are:

                          1998                       $     2,136,000
                          1999                             2,251,000
                          2000                             2,334,000
                          2001                             2,378,000
                          2002                             2,436,000
                          Thereafter                      22,194,000

     Rent expense under the leases for fiscal 1997, 1996 and 1995 was approximately $2,033,000, $1,622,000, and $1,270,000, respectively, inclusive of contingent rent of $9,000 for fiscal 1995 respectively.

     Employment Continuity Agreements

     SDDI has entered into employment continuity agreements with certain executives. The agreements are for one to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 28, 1997 is approximately $1.4 million.

     Legal Matters

     On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The plaintiff in this case is seeking aggregate recovery of $2 million. The Company's insurance carrier is currently defending the claim with reservation of rights. The Company does not believe that it is liable and intends to vigorously defend itself. The Company believes the resolution of this proceeding will not have a material effect on its financial position and results of operations.

11.  INCOME TAXES

     At December 28, 1997, the Company has a net operating loss carryforward of approximately $5.5 million for income tax purposes, that expires in 2008 through 2012, which may be used to reduce future taxable income and tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 28,          December 29,
                                                              1997                  1996
                                                        -----------------      ---------------
       Net operating loss carryforwards                   $    2,219,298       $    1,962,941
       Book over tax depreciation/amortization                   238,197              172,063
       Deferred rent                                             422,475              302,697
                                                         ---------------       ---------------
       Deferred tax assets                                     2,879,970            2,437,701
            Less: valuation allowance                         (2,879,970)          (2,437,701)
                                                         ---------------       ---------------
       Net deferred tax asset                             $            -       $            -
                                                         ===============       ===============


     As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at December 28, 1997 and December 29, 1996, respectively.

12.  STOCK COMPENSATION PLANS

     The Company has the following stock-based compensation plans:

     1996 EMPLOYEE STOCK PURCHASE PLAN

     The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's board of directors and approved by shareholders in June 1997, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company plans to implement the plan in the spring of 1998.

     INCENTIVE STOCK OPTION PLAN

     The Incentive Stock Option Plan was adopted by the Company's board of directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's board of directors. The Company has reserved 350,000 shares of common stock for issuance under the plan.

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

     1996 CONSULTANT STOCK OPTION AND STOCK PURCHASE PLAN

     The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's board of directors in September 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
     (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted at the fair market value of the common stock on the first day of each calendar quarter at a price determined pursuant to Black-Sholes methodology, and are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company has reserved 100,000 shares of common stock for issuance under the plan. During 1997, 34,384 options were issued to consultants under this plan.

     1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's board of directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. Under the plan, each non-employee director shall be granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from date of grant, and vest immediately. The Company has reserved 75,000 shares of common stock for issuance under the plan.

     SECOND AMENDED AND RESTATED 1991 STOCK OPTION PLAN

     The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The board of directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan expires in 2001. At December 28, 1997, no options were available for future grant under the plan.

     SECOND AMENDED AND RESTATED EARNED OWNERSHIP PLAN

     The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At December 28, 1997, no options were available for future grant under the plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plans was $141,118, $39,823, and $126,318 for the years ended December 28, 1997, December 29, 1996, and December 31, 1995, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                   Years Ended
                                        ------------------------------------------------------------------
                                               December 28,           December 29,           December 31,
                                                   1997                   1996                   1995
      Net loss:
          As reported                       $   (1,958,419)        $   (1,429,472)        $   (1,322,730)
          Pro forma                         $   (2,030,469)        $   (1,469,539)        $   (1,421,642)

      Net loss per common share:
          As reported                       $        (0.17)        $        (0.15)        $        (0.26)
          Pro forma                         $        (0.17)        $        (0.15)        $        (0.28)


     Options granted during the year ended December 28, 1997 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan, the 1996 Consultant Stock Option and Stock Purchase Plan and the Incentive Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 49%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Consultant Stock Option and Stock Purchase Plan, the following weighted average assumptions were used: risk free interest rate of 5.7% and an expected life of 2 years. The fair value of options granted under the Incentive Stock Option Plan was estimated assuming a risk free interest rate of 6.2% and an expected life of seven years.

     All options granted during the year ended December 29, 1996 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan. The fair value of each option grant under this plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 27%, risk free interest rate of 6.2% and an expected life of two years .

     Options granted during 1995 were issued pursuant to the Second Amended and Restated 1991 Stock Option Plan and the Second Amended and Restated Earned Ownership Plan. During this period the Company was privately held. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 1%; common stock fair market value of $4.05; risk-free interest rates of 6.1% and an expected life of seven years.

     A summary of the status of the Company's stock option plans as of December 28, 1997, December 29, 1996 and December 31, 1995 and changes during the years ended on these dates is:


                                        1997                           1996                          1995
                             -----------------------------------------------------------------------------------------
                                              Weighted-                     Weighted-                     Weighted-
                                               Average                       Average                       Average
                                              Exercise                      Exercise                       Exercise
                                Shares          Price         Shares          Price          Shares         Price
   Options outstanding,           689,220        $ 2.52         784,959        $ 2.50         279,451        $  1.49
   beginning of year
   Granted                         89,387        $ 3.54          18,000        $ 5.83         563,251        $  3.13
   Exercised                      (35,421)       $ 0.00         (16,669)       $ 0.00               -        $     -
   Forfeited                     (149,858)       $ 3.78         (82,081)       $ 4.05         (53,276)       $  3.98
   Repurchased                    (10,001)       $ 0.00         (14,989)       $ 0.00          (4,467)       $  0.00
                             --------------                --------------                 -------------
   Options outstanding,
   end of year                    583,327        $ 2.55         689,220        $ 2.52         784,959        $  2.50
                             ==============                ==============                 =============
   Options exercisable at
   year end                       396,809                       313,260                       284,382

   Weighted-average fair
   value of options
   granted during the year                       $  1.41                       $  1.21                       $   1.98


The following table summarizes information about stock options outstanding at December 28, 1997:

                                      Options Outstanding                          Options Exercisable
                       ---------------------------------------------------   ---------------------------------
       Range              Number      Weighted-Avg.       Weighted-Avg.         Number        Weighted-Avg.
        of             Outstanding      Remaining            Exercise        Exercisable         Exercise
  Exercise Prices      at 12/28/97  Contractual Life          Price          at 12/28/97          Price
Less than $0.01             207,994         6.5 years        $       0.00         183,970        $       0.00
$2.13 to $3.82               89,054         2.7 years        $       3.27          79,053        $       3.30
$4.05 to $6.50              286,279         4.9 years        $       4.18         133,786        $       4.33
                       -------------                                         -------------

$0.0003 to $6.50            583,327         4.7 years        $       2.55         396,809        $       2.12
                       =============                                         =============


13.  NET LOSS PER COMMON SHARE

SFAS 128, "Earnings per Share", requires the disclosure of a reconciliation between the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations. For the years ended December 28, 1997, December 29, 1996, and December 31, 1995, the Company incurred a net loss; therefore, all potential common shares are antidilutive and are not included in the calculation of the diluted net loss per common share. At December 28, 1997, December 29, 1996, and December 31, 1995, there were options to purchase 583,327, 689,220, and 784,959 shares, respectively at the weighted average price of $2.55, $2.52, and $2.50, respectively. These options are antidilutive and, thus, not included in the computation of diluted net loss per share for the years ended December 28, 1997, December 29, 1996, and December 31, 1995. In addition, at December 28, 1997, there were 8,528 restricted shares of common stock outstanding. These shares, which were issued during 1997 pursuant to the Restaurant Owner Operator Program, are antidilutive and are not included in the computation of net loss per share for the year ended December 28, 1997.

14.  EMPLOYEE BENEFIT PLAN

The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended December 28, 1997, December 29, 1996, and December 31, 1995, respectively, the Company made no contributions to the 401(k) Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         PREVIOUS INDEPENDENT ACCOUNTANTS. Prior to the Merger, the Company's certifying accountant was KPMG Peat Marwick LLP ("Peat Marwick"). Pursuant to the Merger, and effective as of March 27, 1996, Reznick Fedder & Silver ("Reznick"), 4520 East-West Highway, Suite 300, Bethesda, Maryland, SDDI's certifying accountant, became the Company's certifying accountant. Peat Marwick's report on the financial statements for each of the two years prior to the Merger did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or generally accepted accounting principles. The decision to change accountants was approved by the Company's board of directors and was reported in the Company's Current Report on Form 8-K dated March 27, 1996, as amended.

         During the Company's two fiscal years prior to the Merger and for any subsequent interim period preceding such dismissal, there were no disagreements with Peat Marwick on any matter of generally accepted accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of such disagreement(s) in connection with its report.

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

PART III

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

PART IV

           ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                 Page
Reports of Independent Auditors................................................   18

Consolidated Financial Statements:
Consolidated Balance Sheets as of
December 28, 1997 and December 29, 1996........................................   20

Consolidated Statements of Operations for the
Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995..   21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995..   22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995..   23

Notes to Consolidated Financial Statements.....................................   25

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

      3.2             Registrant's Bylaws incorporated by reference to Exhibit
                      3.3
                      of the registrant's Form S-4 (File No. 33-98844).

      9 Form of Voting and Lockup Agreement with respect to Stock Option Agreements incorporated by reference to Exhibit
                      9.01 of the registrant's Form 8-K dated March 27, 1996.

      9.1 Form of SDDI Voting and Lockup Agreement among SDDI, Robert T. Giaimo and certain shareholders of SDDI, together with Schedule of executed Voting and Lockup Agreements incorporated by reference to Exhibit 9.04 of the registrant's Form 8-K dated March 27, 1996.

      9.2 FTAC Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant and George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino and Charles A. Cocotas incorporated by reference to Exhibit 9.05 of the registrant's Form 8-K dated March 27, 1996.

      9.3 Assumption of SDDI Voting and Lockup Agreement, SDDI Affiliate Lockup Agreement and Stockholder Lockup Agreement dated March 27, 1996, pursuant to Section 5.14(c) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibit 9.06 of the registrant's Form 8-K dated March 27, 1996.

      9.4 GKN Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant, Robert T. Giaimo, GKN Securities Corp., and certain additional signatories thereto incorporated by reference to Exhibit 9.07 of the registrant's Form 8-K dated March 27, 1996.

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

                      Kendall, Florida

      10.12 Purchase Agreement dated October 4, 1996 by and between Documentation Corp. And Bersin Development Corp. (Sellers) and the registrant (Buyer). Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

                      Cherry Hill, New Jersey

      10.13 Lease Agreement dated September 30, 1996 by and between Cherry Hill Associates L.P. (Landlord) and the registrant (Tenant). Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

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

      10.19 Silver Diner, Inc. Stock Option Plan together with form of Stock Option Agreement. Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

      10.20 Silver Diner, Inc. Employee Stock Purchase Plan together with form of Subscription Agreement and Notice of Withdrawal. Exhibit 10.20 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

                      Material Contracts - Agreements with Executive Officers/Directors

      10.21 Letter Agreement dated December 31, 1995 between the registrant and Daniel Brannan regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.18 of the registrant's Form 8-K dated March 27, 1996.

      10.22 Letter Agreement dated December 4, 1996 between the registrant and Patrick Meskell regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit 10.19 of the registrant's Form 8-K dated March 27, 1996.

      10.23 Founder's Employment Agreement dated August 28, 1995 by and between the registrant and Robert T. Giaimo incorporated by reference to Exhibit 10.20 of the registrant's Form 8-K dated March 27, 1996.

      10.24 Assumption of Founder's Employment Agreement dated March 27, 1996 pursuant to Section 5.14(b) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI,, incorporated by reference to Exhibit 10.21 of the registrant's Form 8-K dated March 27, 1996.

      10.25 Indemnity Agreement dated August 29, 1995 by and between Robert T. Giaimo, as indemnitee, and the registrant incorporated by reference to Exhibit 10.22 of the registrant's Form 8-K dated March 27, 1996.

                      Material Contracts - Miscellaneous

      10.26 Option to Purchase dated January 26, 1990 between CG Beltsville Limited Partnership (Optionor), and SDLP (Optionee) regarding land parcel on which the Silver Diner Restaurant in Laurel, Maryland, is located incorporated by reference to Exhibit 10.36 of the registrant's Form 8-K dated March 27, 1996.

      10.27 Amendment No. 1 to the Stock Escrow Agreement dated as of March 26, 1996 among the Registrant, George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino, Charles A. Cocotas and Continental Stock Transfer & Trust Company, together with letter dated March 27, 1996 from the Registrant to Continental Stock Transfer & Trust Company incorporated by reference to Exhibit 10.37 of the registrant's Form 8-K dated March 27, 1996.

      10.28 Affiliate Warrant Exchange and Custodial Agreement dated September 15, 1996, by and among George A. Naddaff, Douglas M. Suliman, Jr. and Charles A. Cocotas, as Warrant Holders, SDDI and Douglas M. Suliman, Jr., as Custodian incorporated by reference to Exhibit 10.38 of the registrant's Form 8-K dated March 27, 1996.

      10.29 Escrow Agreement dated as of February 1, 1996 by and between GKN Securities Corp., certain affiliates thereof, the SDDI and Arent Fox, as Escrow Agent incorporated by reference to Exhibit 10.39 of the registrant's Form 8-K dated March 27, 1996.

      10.30 Option Agreement dated March 27, 1996 by and between RGDI and SDDI granting option to SDDI for the purchase of Potomac Mills real estate parcels incorporated by reference to Exhibit 10.34 of the registrant's Form 8-K dated March 27, 1996.

      21              Subsidiaries of the Registrant.
                      (a) Silver Diner Development, Inc., a Virginia corporation

      23              Accountants Consents

      23.1            Consent of Reznick Fedder & Silverman.*

      23.2            Consent of Deloitte & Touche LLP.*

      27.1            Financial Data Schedule

           (b)   Reports on Form 8-K

                There were no Reports on Form 8-K filed during the last fiscal quarter of the period covered by this report.

* Filed herewith. All other exhibits have been previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Silver Diner, Inc.

                                        By: /s/ Robert T. Giaimo
                                        ______________________________________
                                        Robert T. Giaimo
                                        President and Chief Executive Officer

                                        March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                            Date
/s/ Robert T. Giaimo          President, Chief Executive       March 30, 1998
_________________________     Officer and Director
Robert T. Giaimo

/s/ Daniel P. Brannan         Vice President, Finance          March 30, 1998
_________________________
Daniel P. Brannan

/s/ Catherine Britton         Director                         March 30, 1998
_________________________
Catherine Britton

/s/ Clinton Clark             Director                         March 30, 1998
_________________________
Clinton Clark

/s/ Ype Hengst                Director                         March 30, 1998
_________________________
Ype Hengst

/s/ Edward H. Kaplan          Director                         March 30, 1998
_________________________
Edward H. Kaplan

/s/ George A. Naddaff         Director                         March 30, 1998
_________________________
George A. Naddaff

/s/ Louis P. Neeb             Director                         March 30, 1998
_________________________
Louis P. Neeb

/s/ Charles Steiner           Director                         March 30, 1998
_________________________
Charles Steiner

/s/ Douglas M. Suliman        Director                         March 30, 1998
_________________________
Douglas M. Suliman