Form 10-Q
period 1998-04-19
SILVER DINER INC /DE/
filed 1998-06-03
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 19, 1998
                          Commission File No. 0-24982

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

Common Stock, $.00074 par value, outstanding as of May, 15, 1998: 11,590,936 shares

                      SILVER DINER, INC. AND SUBSIDIARIES
                                     INDEX

      PART I.         FINANCIAL INFORMATION

      Item 1.         Financial Statements:
                      Consolidated Balance Sheets as of April 19, 1998
                      and December 28, 1997                                    3

                      Consolidated Statements of Operations and
                      for the Sixteen weeks ended  April 19, 1998 and
                      April 20, 1997                                           4

                      Consolidated Statements of Cash Flows for the Sixteen
                      weeks ended April 19, 1998 and April 20, 1997            5

                      Notes to Consolidated Financial Statements               6

      Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      7

                      Signature                                               11

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             April 19,         December 28,
                                                                               1998                1997
                                                                         -----------------   -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                               $   384,073        $  1,597,430
   Marketable securities available for sale                                  1,986,463           1,222,083
   Inventory                                                                   169,932             196,443
   Prepaid expenses and other current assets                                   204,667             197,208
   Preopening costs, net                                                             -             326,868
                                                                         -----------------   -----------------
         Total current assets                                                2,745,135           3,540,032

Property, equipment and improvements, net                                   17,186,859          17,384,019

Goodwill, net                                                                2,425,917           2,482,833
Deposits and other                                                             253,688             239,881
                                                                         -----------------   -----------------

         Total assets                                                      $22,611,599        $ 23,646,765
                                                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                    $ 1,927,696        $  2,207,891

Note payable                                                                   267,000             267,000
Deferred rent liability                                                      1,036,996           1,050,667
                                                                         -----------------   -----------------
         Total liabilities                                                   3,231,692           3,525,558

Stockholders' equity:
     Preferred stock, at April 19, 1998 and December 28, 1997, $.001 par
     value, 1,000,000 shares authorized, none issued                                 -                   -
     Common stock, $.00074 par value, 20,000,000 shares authorized; at
     April 19, 1998, 11,590,936 shares issued and outstanding; at
     December 28, 1997, 11,602,403 shares issued and outstanding                 8,577               8,586
     Additional paid-in capital                                             31,524,097          31,604,937
     Unearned compensation                                                  (1,051,970)         (1,168,798)
     Accumulated deficit                                                   (11,100,797)        (10,323,518)
                                                                         -----------------   -----------------
         Total stockholders' equity                                         19,379,907          20,121,207
                                                                         -----------------   -----------------

         Total liabilities and stockholders' equity                        $22,611,599         $23,646,765
                                                                         =================   =================

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    Sixteen Weeks Ended
                                                                          ----------------------------------------
                                                                               April 19,            April 20,
                                                                                  1998                 1997
                                                                          -------------------   -----------------
Net sales                                                                      $ 8,278,933         $ 6,132,204

Restaurant costs and expenses
    Cost of sales                                                                2,312,904           1,763,672
    Labor                                                                        2,863,545           2,120,665
    Operating                                                                    1,376,042           1,047,719
    Occupancy                                                                      868,400             697,206
    Depreciation and amortization                                                  396,481             315,552
                                                                          -------------------   -----------------

      Total restaurant costs and expenses                                        7,817,372           5,944,814
                                                                          -------------------   -----------------

      Restaurant operating income                                                  461,561             187,390

General and administrative expenses                                                866,008             983,743
Depreciation and amortization                                                       86,800              65,874
                                                                          -------------------   -----------------

    Operating loss                                                                (491,247)           (862,227)

Interest expense                                                                     9,742                   -
Investment income                                                                  (50,577)           (114,165)
                                                                          -------------------   -----------------

    Loss before cumulative effect of a change in accounting principle             (450,412)           (748,062)

Cumulative effect of a change in accounting principle                             (326,868)                  -
                                                                          -------------------   -----------------

    NET LOSS                                                                   $  (777,280)        $  (748,062)
                                                                          ===================   =================

Basic loss per common share
    Loss per common share before cumulative effect of a change in
    accounting principle                                                       $     (0.04)        $     (0.06)
    Cumulative effect of a change in accounting principle                            (0.03)                  -
                                                                          -------------------   -----------------
    Net loss per common share                                                  $     (0.07)        $     (0.06)
                                                                          ===================   =================

Weighted average shares outstanding                                             11,596,304          11,575,266
                                                                          ===================   =================

Diluted loss per common share
    Loss per common share before cumulative effect of a change in
    accounting principle                                                       $     (0.04)        $     (0.06)
    Cumulative effect of a change in accounting principle                            (0.03)                  -
                                                                          -------------------   -----------------
    Net loss per common share                                                  $     (0.07)        $     (0.06)
                                                                          ===================   =================

Weighted average common shares outstanding                                      11,596,304          11,575,266
                                                                          ===================   =================

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES,
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Sixteen Weeks Ended
                                                                          April 19, 1998      April 20, 1997
                                                                          ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $  (777,280)       $  (748,062)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
     Cumulative effect of a change in accounting principle                      326,868                  -
     Depreciation and amortization                                              483,281            381,426
     Compensation expense - stock options and deferred compensation              58,480             36,341
     Changes in operating assets and liabilities
         Inventory                                                               26,511            (31,806)
         Prepaid expenses and current assets                                    (41,902)           (76,678)
         Preopening costs                                                             -           (313,643)
         Deposits and other                                                     (13,807)             1,633
         Accounts payable and accrued expenses                                    8,520           (281,389)
         Deferred rent liability                                                (13,671)            74,228
                                                                          ---------------     --------------

Net cash provided by (used in) operating activities                              57,000           (957,950)
                                                                          ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (517,919)        (2,857,882)
Purchases of marketable securities available for sale                          (729,938)        (2,960,250)
                                                                          ---------------     --------------

Net cash used in investing activities                                        (1,247,857)        (5,818,132)
                                                                          ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                                       -             95,000
Purchase of treasury stock                                                      (22,500)                 -
                                                                          ---------------     --------------

Net cash (used in) provided by  financing activities                            (22,500)            95,000
                                                                          ---------------     --------------

Net decrease in cash and cash equivalents                                    (1,213,357)        (6,681,082)
Cash and cash equivalents at beginning of the period                          1,597,430          8,285,533
                                                                          ---------------     --------------

Cash and cash equivalents at end of the period                              $   384,073        $ 1,604,451
                                                                          ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                      $     9,742        $         -
                                                                          ===============     ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
         Construction payables included in accounts payable and accrued
         expenses                                                           $    61,890        $         -
                                                                          ===============     ==============

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIXTEEN WEEKS ENDED APRIL 19, 1998 AND APRIL 20, 1997
                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended April 19, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

 2.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", issued June 1997, requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income
(loss) for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the sixteen weeks ended April 19, 1998 and April 20, 1997, the Company recorded a comprehensive loss of $770,280 and $748,062, respectively.

3.   CHANGE IN ACCOUNTING PRINCIPLE

On April 3, 1998, the Financial Accounting Standards Board (FASB) approved Statement of Position (SOP) No. 98-5 "Reporting on the Cost of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, however, early application is encouraged.

Prior to the sixteen weeks ended April 19, 1998, the Company has capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over twelve months from the date of opening. For the sixteen weeks ended April 19, 1998, the Company elected early application of SOP 98-5. As a result of the early application, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for the sixteen weeks ended April 19, 1998 in the amount of $326,868, or $0.03 per share.

4.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 and February 1998, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106", respectively. SFAS No.

131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. Adoption of SFAS No. 131 and SFAS No. 132 does not have a material impact on the Company's financial statement presentation or disclosures. Both standards are effective for financial statements issued for fiscal years beginning after December 15, 1997.

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

GENERAL

      The Company currently operates ten Silver Diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region for restaurant openings commencing in early 1999. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

      The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                                                       Sixteen Weeks Ended
                                                                          ---------------------------------------
                                                                               April 19,            April 20,
                                                                                  1998                 1997
                                                                          -------------------   -----------------
Net sales                                                                           100.0%              100.0%

Restaurant costs and expenses:
    Cost of sales                                                                    27.9%               28.7%
    Labor                                                                            34.6%               34.6%
    Operating                                                                        16.6%               17.1%
                                                                          -------------------   -----------------

      Restaurant operating margin                                                    20.9%               19.6%

    Occupancy                                                                        10.5%               11.4%
    Depreciation and amortization                                                     4.8%                5.1%
                                                                          -------------------   -----------------

      Restaurant operating income                                                     5.6%                3.1%

General and administrative expenses                                                  10.5%               16.1%
Depreciation and amortization                                                         1.0%                1.1%
                                                                          -------------------   -----------------

      Operating loss                                                                 (5.9%)             (14.1%)

Interest expense                                                                      0.1%                0.0%
Investment income                                                                    (0.6%)              (1.9%)
                                                                          -------------------   -----------------

    Loss before cumulative effect of a change in accounting principle                (5.4%)             (12.2%)

Cumulative effect of a change in accounting principle                                (3.9%)                 -
                                                                          -------------------   -----------------

    Net Loss                                                                         (9.3%)             (12.2%)
                                                                          ===================   =================

    Net sales for the 16 weeks ended April 19, 1998 ("First Quarter 1998") increased $2.1 million to $8,278,933, compared to $6,132,204 for the 16 weeks ended April 20, 1997 ("First Quarter 1997"). The increase was attributable to sales generated by four new restaurants opened since February 1997 in Merrifield, Springfield and Reston, Virginia, and Cherry Hill, New Jersey, adding $2.3 million to net sales for the current quarter.

    Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased 3.2% compared to the first quarter of 1997. The decrease in sales was driven by a 7.2% decrease in customer count which was partially offset by a 4.2% increase in average check. The increase in average check resulted from an approximately 2.5% price increase in June of 1997 and a menu change in March 1998 which increased average check by approximately 3%. In addition to minimal price increase, the menu change in March 1998 involved changing the physical layout of the menu and increasing the number of entree selections. The new menu layout has resulted in higher add-on sales, such as beverages and side items, by making them more visible to the customer. The increase in entrees on the menu has resulted in a slight increase in entree sales and a corresponding decrease in lower priced sandwich offerings. The unfavorable same store sales in the first quarter of 1998 have been driven primarily by the Company's Tysons Corner and Fair Oaks stores in northern Virginia, whose sales have been impacted by the opening of four new

Silver Diners in that area since December 1996. Excluding those two stores, comparable store sales (the sales of the Rockville, Laurel, Potomac Mills, and Towson stores) increased by 0.7% for the sixteen weeks ended April 19, 1998. For these stores, a 4.8% decrease in customer count was offset the factors discussed above.

    In the second quarter of 1998 the Company has undertaken two initiatives to stimulate sales. First, Silver Diner has initiated a 110% guarantee initiative that calls for a 10% discount for a patron's current meal and a coupon for a free entree if not totally satisfied with the meal. The initiative specifically guarantees that the restaurants will be sparkling clean, all food will be delivered hot and timely and that all orders will be accurate and prepared to the guests' specifications. Second, the Company will increase promotion significantly through direct mail couponing in the second quarter. These two initiatives are anticipated to increase both labor and operating expenses. Labor expenses will increase as the Company focuses on retraining its associates and increasing staffing levels to support the 110% guarantee. Operating expenses will increase with the design and mailing of a marketing piece which introduces the 110% guarantee and offers discount meal coupons. As a result, restaurant operating margin for the second quarter of 1998 is expected to decrease from the First Quarter 1998. The Company anticipates reaping the benefits of improving sales in the third quarter of 1998 as operating and labor expenses decrease after the mailing of coupons and retraining efforts have been completed.

    Cost of sales, primarily food and beverage cost, decreased to 27.9% of net sales for First Quarter 1998, compared to 28.7% of net sales for First Quarter 1997 as a result of the maturation of new stores opened in 1997. In addition, the Company introduced a new menu in First Quarter 1997, resulting in initially higher food costs in the period.

    Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, was unchanged at 34.6% of net sales in both First Quarter 1998 and First Quarter 1997. In addition to seasonal factors, new store openings immediately preceding and during First Quarter 1997 and preceding First Quarter 1998 contributed to higher labor costs in both periods.

    Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased to 16.6% of net sales for First Quarter 1998, compared to 17.1% for First Quarter 1997. Operating expenses, specifically restaurant supplies, ran higher in First Quarter 1997 due to the initially higher costs of the new store openings in December 1996 and First Quarter 1997.

    Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $171,194 for First Quarter 1998 compared to First Quarter 1997, due primarily to the opening of the Merrifield, Springfield, Reston and Cherry Hill diners.

    Restaurant depreciation and amortization increased $80,929 for First Quarter 1998 compared to First Quarter 1997 due to the additional property and equipment depreciation for new stores. In First Quarter 1998 the Company elected early adoption of SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new restaurant, be expensed as incurred. Prior to First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve month period. As a result of the application of SOP No. 98-5, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for First Quarter 1998, resulting in preopening amortization expense decreasing from $63,992 in First Quarter 1997 to zero in First Quarter 1998.

    General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were

$866,008 for Fiscal 1998, a decrease of $117,735, or 12%, compared to Fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 10.5% for First Quarter 1998 from 16.1% for First Quarter 1997. The decrease was largely related to lower legal and accounting fees during the first sixteen weeks of 1998. During First Quarter 1997, the Company incurred significant legal and accounting expenses as a result of 1996 being the Company's first year as a public company. These expenses included the preparation of the Company's first annual report, 10-K and annual proxy statement, plus costs of implementing store management compensation and stock option and purchase plans adopted in late 1996. During First Quarter 1998, the Company significantly reduced the costs associated with theses activities. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

    The Company earned $50,577 in investment income for First Quarter 1998, compared to investment income of $114,165 for First Quarter 1997. The decrease is a direct result of cash being used to construct and open 5 Silver Diners since December 1996. Interest expense increased from zero in First Quarter 1997 to $9,742 in First Quarter 1998 as a result of debt incurred by the Company since First Quarter 1997.

    Depreciation and amortization increased $20,926 for First Quarter 1998 compared to First Quarter 1997 as a result of the purchase of computers and office equipment during 1997. Depreciation and amortization included goodwill amortization expense of $56,916 in both First Quarter 1998 and First Quarter 1997.

    Net loss before cumulative effect of a change in accounting principle for First Quarter 1998 was $450,412, or $0.04 per share on a basic and diluted basis, compared to $748,062, or $0.06 per share on a basic and diluted basis, for First Quarter 1997. Net loss for first Quarter 1998 was $777,280, or $0.07 per share on a basic and diluted basis, compared to a net loss of $748,062, or $0.06 per share on a basic and diluted basis, for First Quarter 1997. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

Liquidity and Capital Resources

    At April 19, 1998, cash and cash equivalents were approximately $0.4 million, short-term investments were approximately $2.0 million, working capital was approximately $0.8 million, the Company had $0.3 million of long-term debt and stockholders' equity was approximately $19.4 million. Cash and cash equivalents decreased $1.2 million during First Quarter 1998, due primarily to cash used to purchase marketable securities, to make final payment on the real estate for the Reston diner, and to make a payment on the construction of the Cherry Hill diner.

    The Company's principal future capital requirement is expected to be the development of restaurants. The Company does not plan to open any stores in 1998 and, as such, the Company did not have any restaurants under construction at April 19, 1998. The Company is anticipating opening from one to three Company-owned restaurants in 1999, however, the locations of these sites has not been determined. Currently, the Company is negotiating for sites throughout the Mid-Atlantic region, which includes the area from Richmond, Virginia to Northern New Jersey, primarily along the Interstate 95 corridor.

      Management believes that the Company's current capital resources and expected 1998 cash flow will be adequate to construct at least two units in 1999. Additional financing will be required to finance the remainder of 1999 growth. The Company's lead bank has preliminarily indicated a willingness to extend a $3 million line of credit which, if obtained, would be sufficient to fund 1999 growth. Should the Company be unable to raise sufficient capital in 1998 to meet its 1999 requirements, management may be forced to limit 1999 growth.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SILVER DINER, INC.

                             ---------------------------------------------------
                             (Registrant)

June 1, 1998                 /s/ Daniel P. Brannan
---------------------        ---------------------------------------------------
Date                         Daniel P. Brannan
                             Vice President, Finance

                             Duly Authorized Officer and Principal Financial and Accounting Officer)