Form 10-Q
period 1998-07-12
SILVER DINER INC /DE/
filed 1998-08-26
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 12, 1998
                         Commission File No. 0-24982

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

                                Yes [X]  No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    Common Stock, $.00074 par value, outstanding as of August, 1, 1998:
                              11,581,634 shares

                     SILVER DINER, INC. AND SUBSIDIARIES
                                    INDEX


        PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements:
                  Consolidated Balance Sheets as of July 12, 1998
                  and December 28, 1997                                        3

                  Consolidated Statements of Operations for the
                  Twelve and Twenty Eight Weeks Ended  July 12, 1998
                  and July 13, 1997                                            4

                  Consolidated Statements of Cash Flows for the
                  Twenty Eight Weeks Ended July 12, 1998 and July 13, 1997     5

                  Notes to Consolidated Financial Statements                   6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings                                           12

        Item 4.   Submission of Matters to a Vote of Security Holders         12

                  Signature                                                   13

                     SILVER DINER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                    July 12,    December 28,
                                                      1998          1997
                                                  ------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents                       $    681,349  $  1,597,430
  Marketable securities available for sale           1,672,659     1,222,083
  Inventory                                            171,000       196,443
  Prepaid expenses and other current assets            227,348       197,208
  Preopening costs, net                                      -       326,868
                                                  ------------  ------------
      Total current assets                           2,752,356     3,540,032

Property, equipment and improvements, net           17,000,383    17,384,019
Goodwill, net                                        2,383,230     2,482,833
Deposits and other                                     241,180       239,881
                                                  ------------  ------------

      Total assets                                $ 22,377,149  $ 23,646,765
                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $  2,023,061  $  2,207,891
  Note payable                                         267,000             -
                                                  ------------  ------------
      Total current liabilities                      2,290,061     2,207,891

Deferred rent liability                              1,046,551     1,050,667
                                                  ------------  ------------
      Total liabilities                              3,336,612     3,525,558

Stockholders' equity:
   Preferred stock, at July 12, 1998 and
   December 28, 1997, $.001 par value,
   1,000,000 shares authorized, none issued                  -             -
   Common stock, $.00074 par value, 20,000,000
   shares authorized; at July 12, 1998,
   11,581,634 shares issued and outstanding; at
   December 28, 1997, 11,602,403 shares issued
   and outstanding                                       8,570         8,586
   Additional paid-in capital                       31,256,604    31,604,937
   Unearned compensation                              (777,168)   (1,168,798)
   Accumulated deficit                             (11,447,469)  (10,323,518)
                                                  ------------  ------------
      Total stockholders' equity                    19,040,537   20,121,207
                                                  ------------  ------------

      Total liabilities and stockholders'equity   $ 22,377,149  $ 23,464,765
                                                  ============  ============


     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SILVER DINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                     Twelve Weeks Ended       Twenty Eight Weeks Ended
                                                  July 12,       July 13,      July 12,       July 13,
                                                    1998           1997          1998           1997
                                                ------------   ------------  ------------   ------------
Net sales                                       $  6,563,484   $  6,011,695  $ 14,842,418   $ 12,143,897

Restaurant costs and expenses:
   Cost of sales                                   1,816,638      1,733,727     4,129,542      3,497,399
   Labor                                           2,212,141      2,040,198     5,075,686      4,160,863
   Operating                                       1,325,090        977,526     2,701,132      2,025,244
   Occupancy                                         651,053        609,840     1,519,453      1,307,045
   Depreciation and amortization                     300,062        343,863       696,543        659,415
                                                ------------   ------------  ------------   ------------

    Total restaurant costs and expenses            6,304,984      5,705,154    14,122,356     11,649,966
                                                ------------   ------------  ------------   ------------

    Restaurant operating income                      258,500        306,541       720,062        493,931

General and administrative expenses                  585,764        742,104     1,451,773      1,725,847
Depreciation and amortization                         57,946         48,686       144,746        114,560
                                                ------------   ------------  ------------   ------------

    Operating loss                                  (385,210)      (484,249)     (876,457)    (1,346,476)

Interest expense                                       5,763          1,509        15,505          1,509
Investment income                                    (44,301)       (76,199)      (94,879)      (190,364)
                                                ------------   ------------  ------------   ------------

    Loss before cumulative effect of a change
    in accounting principle                         (346,672)      (409,559)     (797,083)    (1,157,621)

 Cumulative effect of a change in
 accounting principle                                      -              -      (326,868)             -
                                                ------------   ------------  ------------   ------------

    NET LOSS                                    $   (346,672)  $   (409,559) $ (1,123,951)  $ (1,157,621)
                                                ============   ============  ============   ============

Basic loss per common share
   Loss per common share before cumulative
   effect of a change in accounting principle   $      (0.03)  $      (0.04) $      (0.07)  $      (0.10)

   Cumulative effect of a change in
   accounting principle                                    -              -         (0.03)             -
                                                ============   ============  ============   ============
   Net loss per common share                    $      (0.03)  $      (0.04) $      (0.10)  $      (0.10)
                                                ============   ============  ============   ============

Weighted average shares outstanding               11,587,946     11,634,642    11,592,722     11,600,752
                                                ============   ============  ============   ============

Diluted loss per common share
   Loss per common share before cumulative
   effect of a change in accounting principle   $      (0.03)  $      (0.04) $      (0.07)  $      (0.10)

   Cumulative effect of a change in
   accounting principle                                    -              -         (0.03)             -
                                                ------------   ------------  ------------   ------------
   Net loss per common share                    $      (0.03)  $      (0.04) $      (0.10)  $      (0.10)
                                                ============   ============  ============   ============

Weighted average common shares outstanding        11,587,946     11,634,642    11,592,722     11,600,752
                                                ============   ============  ============   ============


     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SILVER DINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                               Twenty Eight Weeks Ended
                                                                                July 12,      July 13,
                                                                                  1998           1997
                                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(1,123,951)  $(1,157,621)
Adjustments to reconcile net loss to net cash provided by (used in)
operations:
   Cumulative effect of a change in accounting principle                          326,868             -
   Depreciation and amortization                                                  841,289       773,975
   Compensation expense - stock options and deferred compensation                  78,281        69,006
   Changes in operating assets and liabilities
      Inventory                                                                    25,443       (45,174)
      Prepaid expenses and other current assets                                  (124,580)       (1,501)
      Preopening costs                                                                  -      (481,303)
      Deposits and other                                                           (1,299)      (73,155)
      Accounts payable and accrued expenses                                       134,830        56,475
      Deferred rent liability                                                      (4,116)       98,807
                                                                              -----------   -----------

Net cash provided by (used in) operating activities                               152,765      (760,491)
                                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                              (677,709)   (4,409,730)
Purchases of marketable securities available for sale                          (1,606,137)   (2,960,250
Maturities of available for sale securities                                     1,250,000     4,030,907
                                                                              -----------   -----------

Net cash used in investing activities                                          (1,033,846)   (3,339,073)
                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                                    12,500        95,047
Proceeds from notes payable                                                             -       267,000
Purchase of treasury stock                                                        (47,500)            -
                                                                              -----------   -----------

Net cash (used in) provided by  financing activities                              (35,000)      362,047
                                                                              -----------   -----------

Net decrease in cash and cash equivalents                                        (916,081)   (3,737,517)
Cash and cash equivalents at beginning of the period                            1,597,430     8,285,533
                                                                              -----------   -----------

Cash and cash equivalents at end of the period                                $   681,349   $ 4,548,016
                                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Construction payables included in accounts payable and
        accrued expenses                                                           30,945             -
                                                                              ===========   ===========

      Interest paid                                                           $    15,505   $         -
                                                                              ===========   ===========


     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SILVER DINER, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED
                          JULY 12, 1998 AND JULY 13, 1997
                                    (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 12, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", issued June 1997, requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income
(loss) for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the twelve weeks ended July 12, 1998 and July 13, 1997, the Company recorded a comprehensive loss of $346,672 and $409,559, respectively, and for the twenty eight weeks ended July 12, 1998 and July 13, 1997, the Company recorded a comprehensive loss of $1,123,951 and $1,157,621, respectively.

3. CHANGE IN ACCOUNTING PRINCIPLE

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Cost of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, however, early application is encouraged.

Prior to 1998, the Company capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over twelve months from the date of opening. The Company elected early application of SOP 98-5 during the first quarter of 1998. As a result of the early application, all preopening costs capitalized as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle in the first quarter of 1998.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 and February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106", respectively. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. Adoption of SFAS No. 131 and SFAS No. 132 does not have a material impact on the Company's financial statement presentation or disclosures. Both standards are effective for financial statements issued for fiscal years beginning after December 15, 1997.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 will not have a material impact on the Company's financial statement presentations or disclosures.

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

GENERAL

    The Company currently operates ten Silver Diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region for restaurant openings commencing in late 1999. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                           Sixteen Weeks Ended      Twenty Eight Weeks Ended
                                         ---------------------------------------------------
                                           July 12,     July 13,      July 12,      July 13,
                                            1998         1997          1998          1997
                                         -----------  -----------   -----------    ---------
Net sales                                    100.0%       100.0%        100.0%       100.0%

Restaurant costs and expenses:
   Cost of sales                              27.7%        28.8%         27.8%        28.8%
   Labor                                      33.7%        33.9%         34.2%        34.3%
   Operating                                  20.2%        16.3%         18.2%        16.7%
                                         -----------  -----------   -----------    ---------

    Restaurant operating margin               18.4%        21.0%         19.8%        20.2%

   Occupancy                                   9.9%        10.2%         10.2%        10.7%
   Depreciation and amortization               4.6%         5.7%          4.7%         5.4%
                                         -----------  -----------   -----------    ---------

    Restaurant operating income                3.9%         5.1%          4.9%         4.1%

General and administrative expenses            8.9%        12.3%          9.8%        14.2%
Depreciation and amortization                   .9%         0.9%          1.0%         1.0%
                                         -----------  -----------   -----------    ---------

    Operating loss                            (5.9%)       (8.1%)        (5.9%)      (11.1%)

Interest expense                               0.1%         0.0%          0.1%         0.0%
Investment income                             (0.7%)       (1.3%)        (0.6%)       (1.6%)
                                         -----------  -----------   -----------    ---------

   Loss before cumulative effect of a
   change in accounting principle             (5.3%)       (6.8%)        (5.4%)       (9.5%)

Cumulative effect of a change in
accounting principle                           0.0%         0.0%         (2.2%)        0.0%
                                         -----------  -----------   -----------    ---------

   Net Loss                                   (5.3%)       (6.8%)        (7.6%)       (9.5%)
                                         ===========  ===========   ===========    =========

   Net sales for the twelve weeks ended July 12, 1998 ("Second Quarter 1998") increased $0.6 million, or 9%, to $6,563,494, compared to $6,011,695 for the 12 weeks ended July 13, 1997 ("Second Quarter 1997"). Year-to-date, net sales for the twenty-eight weeks ended July 12, 1998 ("1998 YTD Period") increased $2.7 million, or 22%, to 14,842,418, compared to $12,143,897 for the twenty eight weeks ended July 13, 1997 ("1997 YTD Period"). The increase for Second Quarter 1998 was attributable to sales generated by two new restaurants opened since June 1997 in Reston, Virginia, and Cherry Hill, New Jersey, adding $0.8 million to net sales for the current quarter. The increase for the 1998 YTD Period was attributable to sales generated by four new restaurants opened since February 1997 in Merrifield, Springfield and Reston, Virginia, and Cherry Hill, New Jersey, adding $3.0 million to net sales.

   Net sales for the 1998 Second Quarter and 1998 YTD Period reflect an approximately 2.5% price increase in June of 1997 and a menu change in March 1998 which increased average net sales per customer by approximately 3%. In addition to minimal price increases, the menu change in March 1998 involved changing the physical layout of the menu and increasing the number of entree selections. The new menu layout has resulted in higher add-on sales, such as beverages and side items, by making them more visible to the customer. The increase in entrees on the menu has resulted in a slight increase in entree sales and a corresponding decrease in lower priced sandwich offerings.

   Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) for the 1998 Second Quarter increased 0.7% compared to the second quarter of 1997 and for the 1998 YTD Period decreased 1.5% compared to the 1997 YTD Period. The increase in comparable sales for the quarter was the result of the Company's 110% guarantee initiative and direct coupon mailing. The 110% guarantee initiative calls for a 10% discount for a patron's current meal and a coupon for a free entree if not completely satisfied with the meal, while the summer coupon direct mailing involved distributing discount entree coupons. These two initiatives significantly improved the trend of decreased customer traffic over the first quarter of 1998, and, combined with the increases in average net sales per customer discussed above, resulted in the increased sales compared to Second Quarter 1997. For the 1998 YTD Period the decrease in same store sales has resulted from the performance of the Company's Tysons Corner and Fair Oaks diners in northern Virginia, whose sales have been impacted by the opening of three new Silver Diners in that area since February 1997. Excluding those two units, comparable diner sales (the sales of the Rockville, Laurel, Potomac Mills, and Towson units) increased by 1.5% and 1.1%, respectively, for the twelve and twenty eight weeks ended July 12, 1998.

   The Company's 110% guarantee initiative and direct coupon mailing, as anticipated, caused labor expense to remain high and significantly increased operating expenses. Labor expenses remained high as the Company focused on retraining its associates and increasing staffing levels to support the 110% guarantee. Operating expenses increased due to the design and mailing of a marketing piece which introduces the 110% guarantee and offers discount meal coupons. As a result, restaurant operating margin for the second quarter of 1998 decreased from the first quarter of 1998. For the remainder of 1998, the Company anticipates experiencing ongoing sales improvements from customers returning to the Silver Diner as a result of the couponing and the 110% guarantee initiative. In the third quarter of 1998, operating and labor expenses are expected to decrease because the cost of the mailing of coupons and the retraining efforts were incurred in Second Quarter 1998.

   Cost of sales, primarily food and beverage cost, decreased to 27.7% of net sales for Second Quarter 1998, compared to 28.8% of net sales for Second Quarter 1997. Cost of sales for the 1998 YTD Period were 27.8% of net sales, compared to 28.8% of net sales for the 1997 YTD Period. The decrease from the Second Quarter 1997 was attributable to the maturation of new stores opened during that quarter, specifically, the Springfield and Reston diners, which were opened in April and June of 1997, and improvements in kitchen cost controls. The development of these stores, along with the maturation of the Merrifield and Clarendon diners, opened in February 1997 and December 1996, respectively, and the operational improvements contributed to the decrease in cost of sales for the twenty eight weeks ended July 12, 1998.

   Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, decreased to 33.7% of net sales in Second Quarter 1998 compared to 33.9% of net sales for Second Quarter 1997. For the 1998 YTD Period, labor expense as a percentage of sales decreased from 34.3% in the 1997 YTD Period to 34.2%. During Second Quarter 1997 labor expenses were high due to the opening of three stores in the first six months of 1997. Labor expense as a percentage of sales remained high in both the 1998 quarterly and year-to-date periods due to the increase in training and staffing required by the 110% guarantee and coupon mailing initiatives. Labor costs in Second Quarter 1998 and the 1998 YTD Period were also high as a result of the effect of the increase in the minimum wage in October 1997 and an extremely competitive labor market. These two factors will continue to affect labor expense during the remainder of 1998.

   Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 20.2% of net sales for Second Quarter 1998, compared to 16.3% for Second Quarter 1997. For the 1998 YTD Period, operating expenses increased from 16.7% in 1997 to 18.2%. Operating expenses in both the quarterly and year-to-date periods were adversely affected by the increase in mailing, advertising, and coupon redemption costs related to the 110% guarantee and coupon mailing campaigns.

   Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $41,213 for Second Quarter 1998 compared to Second Quarter 1997, due primarily to the opening of the Springfield, Reston and Cherry Hill diners. The increase of $212,407 for the 1998 YTD Period over the 1997 YTD Period was caused by the opening of the diners mentioned above, as well as the Merrifield diner. As a percentage of sales, occupancy has decreased from 10.2% for Second Quarter 1997 to 9.9% for Second Quarter 1998, and from 10.7% for the 1997 YTD Period to 10.2% for the 1998 YTD period due to fact that the Company incurs no lease expense for the Reston store as result of the Company's purchase of the land on which the unit was constructed.

   Restaurant depreciation and amortization decreased $43,802 for Second Quarter 1998 compared to Second Quarter 1997 and increased $38,085 for 1998 YTD period compared to 1997 YTD Period. Both the decrease for the second quarter and the increase for the year-to-date period were due to the additional property and equipment depreciation for new stores, offset by the Company's change in its method for accounting for preopening expenses. During First Quarter 1998, the Company elected early adoption of SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new restaurant, be expensed as incurred. Prior to First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve month period. As a result of the application of SOP No. 98-5, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for 1998 YTD Period. Due to the change in accounting treatment, preopening amortization expense was zero for the twelve and twenty eight weeks ended July 12, 1998, compared to $108,552 for Second Quarter 1997 and $175,544 for 1997 YTD Period.

   General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $585,764 for Second Quarter 1998, a decrease of $156,340, or 21%, compared to Second Quarter 1997. As a percentage of net sales, general and administrative expenses decreased to 8.9% for Second Quarter 1998 from 12.3% for Second Quarter 1997. The decrease was largely related to lower legal fees and lower management training expenses during Second Quarter 1998. General and administrative expenses for 1998 YTD Period decreased $274,074, or 15.9% from $1,725,847 in 1997 YTD Period. This decrease was also caused by a significant decrease in professional fees for the preparation of the Company's first annual report, 10-K and annual proxy statement. During 1998 YTD Period, the Company significantly reduced the costs associated with theses activities. During the 1997 YTD Period, the company also incurred the costs of implementing store management compensation and stock option and purchase plans. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans. The Company expects general and administrative expenses as a percentage of net sales to remain lower than 1997 for the remainder of 1998 and thereafter as revenues increase with the addition of new Silver Diners.

   The Company earned $44,301 in investment income for Second Quarter 1998, compared to investment income of $76,199 for Second Quarter 1997. Investment income for 1998 YTD Period was $94,879 compared to $190,364 in 1997 YTD period. The decrease for both the quarterly and year-to-date periods is a direct result of cash being used to construct and open five Silver Diners since December 1996. Interest expense increased from $1,509 in Second Quarter 1997 to $5,763 in Second Quarter 1998 as a result of debt incurred by the Company during Second Quarter 1997. This issuance of debt also caused interest expense to increase from $1,509 in 1997 YTD period to $15,505 for the twenty eight weeks ended July 12, 1998.

   Net loss for Second Quarter 1998 was $346,672, or $0.03 per share on a basic and diluted basis, compared to $409,559, or $0.04 per share on a basic and diluted basis, for Second Quarter 1997. Net loss before cumulative effect of a change in accounting principle for 1998 YTD Period was $797,083, or $0.07 per share on a basic and diluted basis, compared to $1,157,621, or $0.10 per share on a basic and diluted basis, for 1997 YTD Period. Net loss for the twenty eight weeks ended July 12, 1998 was $1,123,951, or $0.10 per share on a basic and diluted basis, compared to $1,157,621, or $0.10 per share on a basic and diluted basis for the twenty eight weeks ended July 13, 1998. Management expects that the Company will continue incurring losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

LIQUIDITY AND CAPITAL RESOURCES

   At July 12, 1998, cash and cash equivalents were approximately $0.7 million, short-term investments were approximately $1.7 million, working capital was approximately $0.7 million, the Company had $0.3 million of long-term debt and stockholders' equity was approximately $19.1 million. Cash and cash equivalents decreased $0.5 million during the 1998 YTD Period, due primarily to cash used to make final payment on the real estate for the Reston diner and to make a payment on the construction of the Cherry Hill diner.

   The Company's principal future capital requirement is expected to be the development of restaurants. The Company does not plan to open any stores in 1998 and, as such, the Company did not have any restaurants under construction at July 12, 1998. The Company is anticipating opening either one or two Company-owned restaurants in the third or fourth quarter of 1999, however, the locations of these sites has not been determined. Currently, the Company is negotiating for sites throughout the Mid-Atlantic region, which includes the area from Richmond, Virginia to Northern New Jersey, primarily along the Interstate 95 corridor. In addition to capital expenditures for the upkeep of existing restaurants, the principal capital requirements for the remainder of 1998 will include approximately $300,000 for the upgrade of the Company's point of sale and back office restaurant information systems.

    Management believes that the Company's current capital resources and expected 1998 cash flow will be adequate to construct at least one unit in 1999. Additional financing will be required to finance the remainder of 1999 growth. The Company's lead bank has preliminarily indicated a willingness to extend a $3 million line of credit which, if obtained, would be sufficient to fund 1999 growth. Should the Company be unable to raise sufficient capital in 1998 to meet its 1999 requirements, management may be forced to limit 1999 growth.

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

    The Company is in the process of evaluating its risk and the related costs of updating its computer hardware and software to properly process year 2000 and later dates. The Company has identified the areas which may be potentially affected by the Year 2000 issue: restaurant point of sale and back office information systems, credit card processing machines, and the Year 2000 compliance of those entities on which the Company relies for goods and service, such as its suppliers and bank. The Company has not yet determined the cost related to the Year 2000 Issue.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The action noted in the Company's annual report on Form 10-K for the year ended December 28, 1997 in regard to Laura Reese v. Roger Richardson and Silver Diner Development, Inc. is still pending and no major changes have developed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of stockholders of the Company was held on June 10, 1998. The following items were voted on and approved by a majority of the stockholders:

   1.  Re-election of the Company's directors.

   2. Approval of the amendment to the Company's Stock Option Plan increasing the number of shares of Common Stock available for grant under the Stock Option plan from 350,000 to 1,200,000. With regards to this item, 6,376,397 shares were voted for, 445,950 were voted against, 28,955 shares were abstained, and 2,778,013 were not voted.

   3. Approval of the amendment to the Company's 1996 Non-Employee Directors Stock Option Plan increasing the number of shares of Common Stock available for grant under the Plan from 75,000 to 150,000. With regards to this item, 6,457,600 shares were voted in favor of the resolution, 453,240 shares were voted against the resolution, 38,396 shares were abstained, and 2,680,079 were not voted.

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




August 25, 1998                           /s/ Daniel P. Brannan
-------------------------------           --------------------------------------
Date                                      Daniel P. Brannan
                                          Vice President, Finance

                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

August 25, 1998                            /s/ Thomas A. McHale
-------------------------------           --------------------------------------
Date                                      Thomas A. McHale
                                          Controller

                                          (Principal Accounting Officer)