Form 10-Q
period 1998-10-04
SILVER DINER INC /DE/
filed 1998-11-18
CIK 923134

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 4, 1998
                          Commission File No. 0-24982


                              SILVER DINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                    04-3234411
-------------------------------         ----------------------------------------
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

                               Yes [X]  No [_].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.00074 par value, outstanding as of November 1, 1998:
                               11,581,634 shares

                      SILVER DINER, INC. AND SUBSIDIARIES
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of October 4, 1998
          and December 28, 1997                                               3

          Consolidated Statements of Operations for the
          Twelve and Forty Weeks Ended  October 4, 1998
          and October 5, 1997                                                 4

          Consolidated Statements of Cash Flows for the
          Forty Weeks Ended October 4, 1998 and October 5, 1997               5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

          Signature                                                          12

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          October 4,      December 28,
                                                                             1998             1997
                                                                         -------------   --------------
ASSETS

Current assets:
 Cash and cash equivalents                                             $    956,106     $  1,597,430
 Marketable securities available for sale                                 1,681,064        1,222,083
 Inventory                                                                  150,762          196,443
 Prepaid expenses and other current assets                                  206,431          197,208
   Preopening costs, net                                                          -          326,868
                                                                      -------------    -------------
     Total current assets                                                 2,994,363        3,540,032

Property, equipment and improvements, net                                16,737,104       17,384,019

Goodwill, net                                                             2,340,543        2,482,833
Deposits and other                                                          230,177          239,881
                                                                      -------------    -------------
     Total assets                                                      $ 22,302,187     $ 23,646,765
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                 $  1,900,714        2,207,891
 Note payable                                                               267,000                -
                                                                      -------------    -------------
     Total current liabilities                                            2,167,714        2,207,891

Note payable                                                                      -          267,000
Deferred rent liability                                                   1,093,584        1,050,667
                                                                      -------------    -------------
     Total liabilities                                                    3,261,298        3,525,558

Stockholders' equity:
  Preferred stock, at October 4, 1998 and December 28, 1997, $.001
   par value, 1,000,000 shares authorized, none issued                            -                -
  Common stock, $.00074 par value, 20,000,000 shares authorized; at
   October 4, 1998, 11,581,634 shares issued and outstanding; at
   December 28, 1997, 11,602,403 shares issued and outstanding                8,570            8,586
  Additional paid-in capital                                             31,256,605       31,604,937
  Unearned compensation                                                    (761,050)      (1,168,798)
  Accumulated deficit                                                   (11,463,236)     (10,323,518)
                                                                      -------------    -------------
     Total stockholders' equity                                        $ 19,040,889     $ 20,121,207
                                                                      -------------    -------------
     Total liabilities and stockholders' equity                        $ 22,302,187       23,646,765
                                                                      =============    =============



     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Twelve Weeks Ended              Forty Weeks Ended
                                                             October 4,      October 5,      October 4,      October 5,
                                                                1998            1997            1998            1997
                                                            ------------    ------------    ------------    ------------
Net sales                                                    $ 6,742,567     $ 6,177,517     $21,584,985     $18,321,416

Restaurant costs and expenses
 Cost of sales                                                 1,883,213       1,774,266       6,012,755       5,271,664
 Labor                                                         2,238,560       1,967,689       7,314,246       6,128,552
 Operating                                                     1,157,495       1,065,543       3,858,627       3,090,788
 Occupancy                                                       652,824         617,237       2,172,277       1,924,284
 Depreciation and amortization                                   291,664         399,949         988,207       1,059,364
                                                             -----------     -----------     -----------     -----------

   Total restaurant costs and expenses                         6,223,756       5,824,684      20,346,112      17,474,652
                                                             -----------     -----------     -----------     -----------
   Restaurant operating income                                   518,811         352,833       1,238,873         846,764

General and administrative expenses                              481,649         553,145       1,933,422       2,278,992
Depreciation and amortization                                     66,991          72,319         211,737         186,879
                                                             -----------     -----------     -----------     -----------
   Operating loss                                                (29,829)       (272,631)       (906,286)     (1,619,107)

Interest expense                                                   5,765           5,763          21,270           7,272
Investment income                                                (19,826)        (53,773)       (114,704)       (244,137)
                                                             -----------     -----------     -----------     -----------
   Loss before cumulative effect of a change in
    accounting principle                                         (15,768)       (224,621)       (812,852)     (1,382,242)

Cumulative effect of a change in accounting
 principle                                                             -               -        (326,868)              -
                                                             -----------     -----------     -----------     ------------
   NET LOSS                                                  $   (15,768)    $  (224,621)    $(1,139,720)    $(1,382,242)
                                                             ===========     ===========     ===========     ============
Basic loss per common share
 Loss per common share before cumulative effect of
  a change in accounting principle                           $     (0.00)    $     (0.02)     $    (0.07)    $     (0.12)
 Cumulative effect of a change in accounting
  principle                                                            -               -           (0.03)              -
                                                             -----------     -----------     -----------     ------------
 Net loss per common share                                   $     (0.00)    $     (0.02)     $    (0.10)    $     (0.12)
                                                             ===========     ===========     ===========     ============
Weighted average shares outstanding                           11,581,634      11,623,948      11,589,396      11,607,668
                                                             ===========     ===========     ===========     ============
Diluted loss per common share
 Loss per common share before cumulative effect of
  a change in accounting principle                           $     (0.00)    $     (0.02)     $    (0.07)    $     (0.12)
 Cumulative effect of a change in accounting
  principle                                                            -               -           (0.03)              -
                                                             -----------     -----------     -----------     ------------
 Net loss per common share                                   $     (0.00)    $     (0.02)     $    (0.10)    $     (0.12)
                                                             ===========     ===========     ===========     ============
Weighted average common shares outstanding                    11,581,634      11,623,948      11,589,396      11,607,668
                                                             ===========     ===========     ===========     ============

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Forty Weeks Ended
                                                                         October 4,      October 5,
                                                                            1998            1997
                                                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(1,139,720)     $(1,382,242)
Adjustments to reconcile net loss to net cash provided by (used in)
 operations
  Cumulative effect of a change in accounting principle                     326,868                -
  Depreciation and amortization                                           1,199,944        1,246,243
  Compensation expense - stock options and deferred compensation             94,400           72,800
  Changes in operating assets and liabilities
     Inventory                                                               45,681            2,451
     Prepaid expenses and other current assets                             (132,485)         (48,185)
     Preopening costs                                                             -         (512,556)
     Deposits and other                                                       9,704           80,338
     Accounts payable and accrued expenses                                   22,017          (53,923)
     Deferred rent liability                                                 42,917          214,664
                                                                        -----------      -----------
Net cash provided by (used in) operating activities                         469,326         (380,410)
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                        (739,932)      (5,481,257)
Purchases of marketable securities available for sale                    (2,335,718)      (2,960,250)
Maturities of available for sale securities                               2,000,000        4,030,907
                                                                        -----------      -----------
Net cash used in investing activities                                    (1,075,650)      (4,410,600)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                              12,500          130,929
Proceeds from notes payable                                                       -          267,000
Purchase of treasury stock                                                  (47,500)         (32,500)
                                                                        -----------      -----------
Net cash (used in) provided by  financing activities                        (35,000)         365,429
                                                                        -----------      -----------
Net decrease in cash and cash equivalents                                  (641,324)      (4,425,581)
Cash and cash equivalents at beginning of the period                      1,597,430        8,285,533
                                                                        -----------      -----------
Cash and cash equivalents at end of the period                          $   956,106      $ 3,859,952
                                                                        ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Construction payables included in accounts payable and accrued
      expenses                                                          $    21,411      $         -
                                                                        ===========      ===========
     Interest paid                                                      $    21,270      $     7,272
                                                                        ===========      ===========

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE TWELVE AND FORTY WEEKS ENDED
                      OCTOBER 4, 1998 AND OCTOBER 5, 1997
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and forty week periods ended October 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", issued June 1997, requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income
(loss) for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the twelve weeks ended October 4, 1998 and October 5, 1997, the Company recorded a comprehensive loss of $15,768, and $224,621, respectively, and for the forty weeks ended October 4, 1998 and October 5, 1997, the Company recorded a comprehensive loss of $1,139,720 and $1,382,242, respectively.

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

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 will not have a material impact on the Company's financial statement presentations or disclosures.


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

GENERAL


     The Company currently operates ten Silver Diners in the Washington/ Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region for restaurant openings commencing in late 1999. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

   The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                              Twelve Weeks Ended                Forty Weeks Ended
                                                        ------------------------------   -------------------------------
                                                          October 4,      October 5,       October 4,       October 5,
                                                             1998            1997             1998             1997
                                                        -------------   --------------   --------------   --------------
Net sales                                                   100.0%          100.0%           100.0%           100.0%

Restaurant costs and expenses:
 Cost of sales                                               27.9%           28.7%            27.9%            28.8%
 Labor                                                       33.2%           31.9%            33.9%            33.4%
 Operating                                                   17.2%           17.2%            17.8%            16.9%
                                                        -------------   --------------   --------------   --------------
   Restaurant operating margin                               21.7%           22.2%            20.4%            20.9%

 Occupancy                                                    9.7%           10.0%            10.1%            10.5%
 Depreciation and amortization                                4.3%            6.5%             4.6%             5.8%
                                                        -------------   --------------   --------------   --------------
   Restaurant operating income                                7.7%            5.7%             5.7%             4.6%

General and administrative expenses                           7.1%            9.0%             8.9%            12.4%
Depreciation and amortization                                 1.0%            1.1%             1.0%             1.0%
                                                        -------------   --------------   --------------   --------------
   Operating loss                                            (0.4%)          (4.4%)           (4.2%)           (8.8%)

Interest expense                                              0.1%            0.0%             0.1%             0.0%
Investment income                                            (0.3%)          (0.8%)           (0.5%)           (1.3%)
                                                        -------------   --------------   --------------   --------------
 Loss before cumulative effect of a change in
  accounting principle                                       (0.2%)          (3.6%)           (3.8%)           (7.5%)

Cumulative effect of a change in accounting principle         0.0%            0.0%            (1.5%)            0.0%
                                                        -------------   --------------   --------------   --------------
 Net Loss                                                    (0.2%)          (3.6%)           (5.3%)           (7.5%)
                                                        =============   ==============   ==============   ==============

     Net sales for the twelve weeks ended October 4, 1998 ("Third Quarter 1998") increased $0.6 million, or 9%, to $6,742,567 compared to $6,177,517 for the 12 weeks ended October 5, 1997 ("Third Quarter 1997"). Year-to-date, net sales for the forty weeks ended October 5, 1998 ("1998 YTD Period") increased
$3.3 million, or 18%, to 21,584,985, compared to $18,321,416 for the forty weeks ended October 5, 1997 ("1997 YTD Period"). The increase for Third Quarter 1998 was attributable to sales generated by one new restaurant opened in each of the second and fourth quarters of 1997 in Reston, Virginia, and Cherry Hill, New Jersey, respectively, adding $0.8 million to net sales for the current quarter. The increase for the 1998 YTD Period was attributable to sales generated by four new restaurants opened since February 1997 in Merrifield, Springfield and Reston, Virginia, and Cherry Hill, New Jersey, adding $1.5 million to net sales.

     Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) for the 1998 Third Quarter increased 2.8% compared to the third quarter of 1997 and for the 1998 YTD Period increased 0.2% compared to the 1997 YTD Period. The increase in comparable sales for the quarter and year to date period was the result of the Company's ongoing 110% guarantee initiative and direct coupon mailing which ended during Third Quarter 1997. The 110% guarantee initiative calls for a 10% discount for a patron's current meal and a coupon for a free entree if not completely satisfied with the meal, while the summer coupon direct mailing involved distributing discount entree coupons. These two initiatives significantly increased customer traffic and resulted in the increased sales compared to Third Quarter 1997. On a year to date basis, these increases were offset by decreases in comparable store sales in the Company's Tysons Corner and Fair Oaks diners in northern Virginia, whose sales have been impacted by the opening of three new Silver Diners in that area since February 1997.

     Cost of sales, primarily food and beverage cost, decreased to 27.9% of net sales for Third Quarter 1998, compared to 28.7% of net sales for Third Quarter 1997. Cost of sales for the 1998 YTD Period were 27.9% of net sales, compared to 28.8% of net sales for the 1997 YTD Period. The decrease from the Third Quarter 1997 was attributable to the maturation of new stores opened during the second quarter of 1997, specifically, the Springfield and Reston diners, which were opened in April and June of 1997, and improvements in kitchen cost controls. The development of these stores, along with the maturation of the Merrifield and Clarendon diners, opened in February 1997 and December 1996, respectively, and the operational improvements contributed to the decrease in cost of sales for the forty weeks ended October 4, 1998.

     Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased to 33.2% of net sales in Third Quarter 1998 compared to 31.9% of net sales for Second Quarter 1997. Labor expense increased over Third Quarter 1997 due to the increase in the minimum wage in October 1997 and an extremely competitive labor market. For the 1998 YTD Period, labor expense as a percentage of sales increased from 33.4% in the 1997 YTD Period to 33.9%. In addition to the factors mentioned above, labor expense as a percentage of sales increased in the 1998 YTD Period due to the increase in training and staffing required by the 110% guarantee and coupon mailing initiatives in the second quarter of 1998.

     Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, was 17.2% of net sales for Third Quarter 1998, compared to 17.2% for Third Quarter 1997. Operating expenses remained high during the quarter due to the cost of redemptions of the 110% guarantee coupons and the discount coupons which amounted to 1.4% of net sales. For the 1998 YTD Period, operating expenses increased from 16.9% in 1997 to 17.8%. Operating expenses in the year-to-date period were adversely affected by the increase in mailing, advertising, and coupon redemption costs related to the 110% guarantee and coupon mailing campaigns; the cost associated with these activities amounted to $294,000, or 1.4% of net sales for the 1998 YTD Period. For the remainder to 1998, the Company anticipates experiencing ongoing sales improvements from customers returning to the Silver Diner as a result of the couponing and the 110% guarantee initiative.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, decreased to 9.7% for Third Quarter 1998 compared to 10.0% in Third Quarter 1997. For the 1998 YTD Period, occupancy decreased to 10.1% of net sales, compared to 10.5% in the 1997 YTD Period. The decrease in both the quarterly and year to date periods was a result of the lower occupancy costs in the new prototype units (the last five restaurants built) and the fact that the Company incurs no lease expense for the Reston diner as result of the Company's purchase of the land on which the unit was constructed. In addition, the decrease in occupancy expense as a percentage of net sales for the quarter and year to date period was driven by the improvements in comparable store sales mentioned previously.

     Restaurant depreciation and amortization decreased $108,285 for Third Quarter 1998 compared to Third Quarter 1997 and $71,157 for 1998 YTD Period compared to 1997 YTD Period. Both the decrease for the second quarter and the increase for the year-to-date period were due to the additional property and equipment depreciation for new stores, offset by the Company's change in its method for accounting for preopening expenses. During First Quarter 1998, the Company elected early adoption of SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new restaurant, be expensed as incurred. Prior to First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve month period. As a result of the application of SOP No. 98-5, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for 1998 YTD Period. Due to the change in accounting treatment, preopening amortization expense was zero for the twelve and forty weeks ended October 4, 1998, compared to $130,852 for Third Quarter 1997 and $303,396 for 1997 YTD Period.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $481,649 for Third Quarter 1998, a decrease of $71,496, or 13%, compared to Third Quarter 1997. As a percentage of net sales, general and administrative expenses decreased to 7.1% for Third Quarter 1998 from 9.0% for Third Quarter 1997. The decrease was primarily related to a partial reversal of an accrual relating to the executive incentive bonus plan which resulted from a change in estimate during Third Quarter 1998. General and administrative expenses for 1998 YTD Period decreased $345,570, or 15.0% from $2,278,992 in 1997 YTD Period. In addition to the factors noted above, this decrease was also a result of lower restaurant manager training expenses and reductions in professional fees associated with the preparation of the Company's first annual report, 10-K and annual proxy statement. During the 1997 YTD Period, the Company also incurred the costs of implementing store management compensation and stock option and purchase plans. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans. The Company expects general and administrative expenses as a percentage of net sales to remain lower than 1997 for the remainder of 1998.

     The Company earned $19,826 in investment income for Third Quarter 1998, compared to investment income of $53,773 for Third Quarter 1997. Investment income for 1998 YTD Period was $114,704 compared to $244,137 in 1997 YTD period. The decrease for both the quarterly and year-to-date periods is a direct result of cash being used to construct and open five Silver Diners since December 1996. Interest expense was $5,765 for Third Quarter 1998 and $5,763 for Third Quarter 1997. Issuance of debt of debt in the second quarter of 1997 caused interest expense to increase from $7,272 in 1997 YTD period to $21,270 for the forty weeks ended October 4, 1998.

     Net loss for Third Quarter 1998 was $15,768, or $0.00 per share on a basic and diluted basis, compared to $224,621, or $0.02 per share on a basic and diluted basis, for Third Quarter 1997. Net loss before cumulative effect of a change in accounting principle for 1998 YTD Period was $812,852, or $0.07 per share on a basic and diluted basis, compared to $1,382,242, or $0.12 per share on a basic and diluted basis, for 1997 YTD Period. Net loss for the forty weeks ended October 4, 1998 was $1,139,720, or $0.10 per share on a basic and diluted basis, compared to $1,382,242, or $0.12 per share on a basic and diluted basis for the forty weeks ended October 5, 1998. Management expects that the Company will continue incurring losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

Liquidity and Capital Resources

     At October 4, 1998, cash and cash equivalents were approximately
$1.0 million, short-term investments were approximately $1.7 million, working capital was approximately $0.8 million, the Company had $0.3 million of long-term debt and stockholders' equity was approximately $19.0 million. Cash and cash equivalents decreased $0.6 million during the 1998 YTD Period, due primarily to cash being used to make the final payment on the real estate for the Reston diner and to make a payment on the construction of the Cherry Hill diner.

     The Company's principal future capital requirement is expected to be the development of restaurants. The Company does not plan to open any stores in 1998 and, as such, the Company did not have any restaurants under construction at October 4, 1998. The Company is anticipating opening either one or two Company-owned restaurants in the third or fourth quarter of 1999, however, the locations of these sites has not been determined. Currently, the Company is negotiating for sites throughout the Mid-Atlantic region, which includes the area from Richmond, Virginia to Northern New Jersey, primarily along the Interstate 95 corridor. In addition to capital expenditures for the upkeep of existing restaurants, the principal capital requirements for the remainder of 1998 will include approximately $300,000 for the upgrade of the Company's point of sale and back office restaurant information systems.

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

     The Company is in the process of evaluating its risk and the related costs of updating its computer hardware and software to properly process year 2000 and later dates. Included in this process is the upgrade of its point of sale systems mentioned above which has been assessed by the vendor as being Year 2000 compliant. The Company has identified the other areas which may be potentially affected by the Year 2000 issue: credit card processing machines, and the Year 2000 compliance of those entities on which the Company relies for goods and services, such as its suppliers and bank. The Company has not yet determined the cost related to the Year 2000 Issue.

     In the event that the Company's systems fail as a result of the Year 2000 issue, management believes that the Company's restaurants will remain operating on a manual basis. The risks associated with this contingency plan involve the decreased level of operational controls and the inability to process credit card transactions. The Company cannot currently estimate the potential cost of this contingency plan.

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


                                SILVER DINER, INC.


                                -----------------------------------------------
                                (Registrant)



November 18, 1998               /s/ Daniel P. Brannan
--------------------------      -----------------------------------------------
Date                            Daniel P. Brannan
                                Vice President, Finance

                                (Duly Authorized Officer and Principal Financial
                                Officer)


November 18, 1998               /s/ Thomas A. McHale
--------------------------      -----------------------------------------------
Date                            Thomas A. McHale
                                Controller

                                (Principal Accounting Officer)