Form 10-K
period 1999-01-03
SILVER DINER INC /DE/
filed 1999-04-05
CIK 923134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1999
                        Commission file number 0-24982

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
(Address and telephone number of the registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
            None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.00074 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form     10-K. [X]

     At March 15, 1999, the registrant had 11,809,146 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $8,669,061. The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Stock Market(SM) on March 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders in 1999 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL

     Silver Diner, Inc. (the "Company" or "Silver Diner") was incorporated in Delaware in April 1994 under the name Food Trends Acquisition Corporation ("FTAC"). In March 1996, a subsidiary of the Company merged with Silver Diner Development, Inc., a Virginia corporation ("SDDI"). Silver Diner Limited Partnership ("SDLP"), of which the Company was the general partner, operated the first three Silver Diner restaurants. In June 1996, the Company acquired all of the limited partner interests in SDLP for a purchase price of $2.472 million and 84,000 warrants to purchase shares of the Common Stock at $8.00 per share and, subsequently, liquidated SDLP into SDDI. The warrants were exercisable at any time on or before the earlier of January 31, 1998 or 30 days following the first public offering of Common Stock on or after June 30, 1997. Unless the context otherwise requires, references to the Company or Silver Diner also include FTAC, SDDI and their wholly owned subsidiaries.

     The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock trades on The Nasdaq Stock Market/SM/ under the symbol "SLVR."

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

     The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to serve generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $7.50 and the average dining time is approximately 40 minutes. For the last fiscal year the Silver Diner restaurants had sales ranging from $2.0 million to $4.1 million with average unit sales of $2.6 million on an average of 222 seats. Management attributes the significant sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its management.

     Diners have been indigenous to the United States for more than 100 years. Since opening the first Silver Diner restaurant in 1989, the Company has capitalized on the diner restaurant theme to uniquely address the customers' need of where to go for quick, high quality meals at reasonable prices. Key elements that differentiate Silver Diner restaurants from other restaurants include:

     . BROAD AND DIVERSE MENU COMBINING "TRADITIONAL DINER" ITEMS WITH CONTEMPORARY REGIONAL SPECIALTIES - The menu includes a broad range of made-from-scratch meal choices featuring traditional home-style diner fare and all-day breakfast, as well as more contemporary "heart healthy" selections and regional specialty items. Each Silver Diner restaurant bakes all of its cakes on the premises and features a carryout section offering its full menu.

     . CLASSIC, READILY RECOGNIZABLE DINER EXTERIOR, IN COMBINATION WITH A COMFORTABLE DINER INTERIOR DECOR AND ATMOSPHERE - The visually striking exterior of the Silver Diner restaurants is both familiar and distinctive, combining polished stainless steel, glass block and neon lighting traditional to old-style diners with more contemporary tile, accent colors and a 25-foot clock tower. Similarly, the Silver Diner restaurants' interior combines traditional diner motifs such as a counter area with seating, booths and tabletop old style juke boxes with a contemporary open kitchen and ambient dining room lighting. The result of these contrasting elements produces a high energy, fun, nostalgic atmosphere which is also comfortable.

     . EXTENDED OPERATING HOURS WITH FOUR MEAL PERIODS - Silver Diner's breadth of entree selection, its beer and wine service and night time ambiance allow it to generate close to 50% of its business at dinner and late night, the most profitable meal periods. Additionally, the Silver Diner's extended hours and diverse menu affords it two extra meal periods - breakfast and late night. Together, these four meal periods provide the Silver Diner the opportunity to generate significantly greater customer counts per facility than traditional two- or three-meal period full-service restaurants.

     . RAPID MEAL SERVICE RESULTING IN A TABLE TURNOVER RATE SIGNIFICANTLY ABOVE INDUSTRY AVERAGES FOR FULL SERVICE RESTAURANTS - Silver Diner's menu, food preparation techniques and kitchen engineering account for its rapid meal service. The Silver Diner's physical plant and kitchen layout allow it to serve the majority of meals in approximately 10 minutes, providing quick turnover and further improving productivity. The Silver Diner employs a food preparation and storage process which incorporates a type of "sous vide" production technique enabling it to efficiently make a wide range of scratch-cooking recipes with reduced labor hours, kitchen preparation and raw ingredient storage area. As a result, Silver Diner restaurants are able to achieve high quality, consistency and excellent productivity despite the broad menu.

     . GENEROUS PORTIONS AND MODERATE PRICES WITH ENTREES FROM $5.99 AND UP - Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers range from $3.99 to $6.99, entrees range from $5.99 to $12.99, and full meals are available at moderate prices including a 10% senior citizen discount and "blue plate specials" at $5.99 to $7.99.

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

     The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant, as well as the majority of its operating units. The Company owns the Reston, Virginia location.

     Management believes the greater Washington/Baltimore area can support twelve to fifteen Silver Diner restaurants and it will continue to penetrate this market area while avoiding market overlap in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Management believes that there are numerous other major metropolitan areas throughout the United States that can support a similar concentration of Silver Diner restaurants and intends to pursue expansion in these markets in a manner similar to Washington/Baltimore. The Company opened its first restaurant in a new geographical market, specifically the Philadelphia-Southern New Jersey area in November 1997. The Company is anticipating opening the first of its latest generation of prototype restaurants in late 1999 and expects that the Silver Diner restaurants opened in the next two years will continue to be company-owned; however, expansion into any markets outside of the Mid-Atlantic region may include area joint-ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received.

     MARKETING. Management focuses on providing its customers with superior food quality, service and perceived value in a distinctive atmosphere and has relied primarily on its eye-catching appearance, customer satisfaction and word of mouth to obtain repeat customers as well as to attract new clientele. Since 1998, the Company has focused its marketing efforts on direct marketing, which allows the Company to target customers and create a relationship in the neighborhoods surrounding each restaurant. The Company's penetration in its core Washington Metro market has generated economies of scale and shown significant results as measured by increased comparable store sales.

     MENU.   The Silver Diner menu includes a broad range of dining alternatives featuring traditional diner fare, including soups, sandwiches, hamburgers, "blue plate specials" as well as more contemporary "heart healthy" items, salads, grilled chicken, seafood, pasta and regional specialties. Silver Diner's full breakfast menu, including omelets, pancakes and waffles, is available throughout the day and night. The menu includes numerous entrees that rotate on a seasonal basis, as well as signature homemade pies and cakes baked on premises. High-quality ingredients are used for all menu items, including Silver Diner's own unique gravies, sauces and dressings. Silver Diner's recipes are prepared for the way management believes people eat today with an emphasis on fresh ingredients, low salt and cholesterol-free oil. In addition, Silver Diner's "heart healthy" menu features A DOZEN low-fat popular items formulated to exceed USDA "heart healthy" dietary guidelines. Silver Diner restaurants also serve beer and wine in all locations except Cherry Hill, New Jersey, and non-alcoholic specialty beverages. The Company is currently test marketing frozen alcoholic specialty beverages.

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

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location and food quality. With respect to quality and cost of food, size of food portions, decor and quality service, Silver Diner restaurants compete with fast food and family style restaurants with ready to cook food and take-out. Silver Diner restaurants are located in areas of high concentration of such restaurants. There are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. These competitors will also compete with the Company in obtaining premium locations for restaurants (e.g., shopping malls and strip shopping centers) and in attracting and retaining employees. In addition, one or more national food service chains or other companies could introduce a multi-unit chain of food service establishments that use one or more food service concepts which resemble one or more of the food service concepts used by the Company.

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

EMPLOYEES

     As of January 3, 1999, the Company had 775 employees, 12 of whom are corporate personnel, 55 of whom are restaurant management personnel (including 8 managers-in-training), and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

     The management staff of a typical Silver Diner restaurant consists of one Operating Partner (general manager) and four assistant managers, including a kitchen manager and a service manager. Each Silver Diner restaurant also employs approximately 65 associates on a part-time and full-time basis.

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

     RESTAURANT OPERATING PARTNER PROGRAM. To attract and retain talented management, the Company's compensation program is very competitive. Management believes that a key component for long-term success is for each restaurant to be led by a general manager who lives in the community and has a long-term commitment to that restaurant's success. Accordingly, management has established a Restaurant Operating Partner Program. Under the Program, the Operating Partner receives an annual salary and a periodic, profit based, cash bonus award which equals a percentage of the restaurant's operating income. In addition, each general manager is required to purchase 8,000 shares of Common Stock at market value and can potentially receive an annual award up to $10,000 of Common Stock, dependent upon achievement of performance criteria as established and evaluated by the Board. This Program is the successor to the Restaurant Owner Operator Plan and contains similar plan elements. Also, all assistant managers received an annual grant of 500 Common Stock options with a market exercise price at the grant date. The stock awards under these plans are awarded at the discretion of the Company's Board of Directors.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held of each of the executive officers of the Company are as follows:

Name               Age   Served Since/(1)/   Position(s) Held
-------------------------------------------------------------------------------
Robert T. Giaimo    47        1987           Chairman of the Board,
                                             President and Chief Executive
                                             Officer
Ype Hengst          48        1987           Director, Vice President, Executive
                                             Chef and Corporate Secretary
Patrick Meskell     45        1996           Senior Vice President, Human
                                             Resources
Craig Kendall       47        1998           Vice President, Finance
Timothy Cusick      33        1996           Area Director of Operations


/(1)/ Includes service with SDDI.

     All of the officers have had the principal occupation indicated under "Position(s) Held" for the previous five years except as follows: Mr. Meskell was an independent consultant to financial institutions, specializing in the areas of risk management systems design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995; and Mr. Kendall who joined the Silver Diner management team in November of 1998. Previously, from 1988 to 1998, Mr. Kendall was corporate controller for Team Washington, Inc., one of the largest Domino Pizza franchises, which operates in the Washington, D.C. metropolitan, area with annual sales exceeding $40 million. Mr. Cusick was a general manager for the Company from 1994 to 1996.

ITEM 2. PROPERTY.

     Information concerning the registrant's property is set forth under "Restaurants" in Item 1 of Part I.

ITEM 3. LEGAL PROCEEDINGS.

     On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner restaurant. Mr. Richardson was terminated promptly following the occurrence of the event in November 1994. Plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. In September 1998 the court granted summary judgement in favor of the Company as to all claims brought against them in this case. No final judgement can be entered at this time due to a Suggestion of Bankruptcy filed by Mr. Richardson, the co-defendant in the case, prior to the decision of the court to grant summary judgement on behalf of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. Since March 27, 1996, the Common Stock has been listed on The NASDAQ Stock Market/SM/ under the symbol SLVR. Before that date, the Common Stock was quoted on the OTC Bulletin Board under the symbol FDTR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


                    QUARTER                  HIGH           LOW
                    -------                  ----           ---

1997                First                    $4-7/8         $3-1/4
                    Second                   $3-19/32       $2-7/8
                    Third                    $3-1/8         $2
                    Fourth                   $2-5/16        $1

1998                First                    $2-9/16        $1-1/8
                    Second                   $1-15/32       $1
                    Third                    $1-7/8         $7/8
                    Fourth                   $1-1/16        $5/8

     DIVIDENDS. Since the Company's inception, no dividends have been paid on the Common Stock.

     HOLDERS. As of January 3, 1999, there were approximately 489 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                               Fiscal Years Ended/(I)/
                                           -----------------------------------------------------------------------------------------
                                                January 3,       December 28,     December 29,       December 31,     January 1,
                                                  1999              1997              1996              1995            1995
STATEMENT OF OPERATIONS DATA:
Net sales                                  $   28,561,422        $ 24,259,156      $ 16,550,468      $ 13,350,255     $ 10,896,682

Restaurant costs and expenses:
   Cost of sales                                7,920,808           6,929,221         4,526,286         3,655,254        3,036,995
   Labor                                        9,449,685           7,999,812         5,464,896         4,452,134        3,525,472
   Operating                                    5,211,704           4,037,198         2,536,609         2,015,668        1,642,039
   Occupancy                                    2,777,932           2,534,210         1,931,866         1,588,527        1,293,842
   Depreciation and amortization                1,648,134           1,499,125           882,843           715,426          382,082
                                           --------------        ------------      ------------      ------------     ------------

     Total restaurant costs and expenses       27,008,263          22,999,566        15,342,500        12,427,009        9,880,430
                                           --------------        ------------      ------------      ------------     ------------

     Restaurant operating income                1,553,159           1,259,590         1,207,968           923,246        1,016,252

General and administrative expenses             2,921,299           3,065,436         2,705,940         2,077,735        1,877,774
Depreciation and amortization                     267,171             263,484           183,928            97,351           61,042
Write off of abandoned site costs                  32,455             172,618                 -                 -           98,637
                                           --------------        ------------      ------------      ------------     ------------

   Operating loss                              (1,667,766)         (2,241,948)       (1,681,900)       (1,251,840)      (1,021,201)
                                           --------------        ------------      ------------      ------------     ------------

Interest expense                                   40,639              10,702           180,293           334,086          254,810
Investment income, net                           (151,967)           (294,231)         (432,721)          (83,021)           3,599
                                           --------------        ------------      ------------      ------------     ------------

   Net loss before minority interest and
    cumulative effect of a change in
    accounting principle                       (1,556,438)         (1,958,419)       (1,429,472)       (1,502,905)      (1,279,610)

Minority interest in net loss of SDLP                   -                   -                 -           180,175          332,977
                                           --------------        ------------      ------------      ------------     ------------

   Net loss before cumulative effect of a
    change in accounting principle             (1,556,438)         (1,958,419)       (1,429,472)       (1,322,730)        (946,633)

Cumulative effect of a change in
 accounting principle                            (326,868)                  -                 -                 -                -
                                           --------------        ------------      ------------      ------------     ------------

   NET LOSS                                $   (1,883,306)       $ (1,958,419)     $ (1,429,472)     $ (1,322,730)    $   (946,633)
                                           ==============        ============      ============      ============     ============

Basic and diluted net loss per common
 share before cumulative effect of a
 change in accounting principle            $        (0.13)       $      (0.17)     $      (0.15)     $      (0.26)    $      (0.19)

Cumulative effect of a change in
 accounting principle                               (0.03)                  -                 -                 -                -
                                           --------------        ------------      ------------      ------------     ------------

Net loss per common share                  $        (0.16)       $      (0.17)     $      (0.15)     $      (0.26)    $      (0.19)
                                           ==============        ============      ============      ============     ============

Weighted average common shares
 outstanding                                   11,591,822          11,609,400         9,545,681         5,013,319        4,982,414
                                           ==============        ============      ============      ============     ============

                                                                                 As of/(I)/
                                      ---------------------------------------------------------------------------------------------
                                             January 3,       December 28,      December 29,      December 31,      January 1, 1995
                                                1999              1997              1996              1995
BALANCE SHEET DATA:
Working capital (deficiency)             $        625,043     $   1,332,141     $   6,669,761     $  (4,961,352)    $     (560,972)
Total assets                                   21,638,497        23,646,765        25,864,375        10,794,469          7,078,679
Current liabilities                             2,227,222         2,207,891         3,174,262         6,975,363          2,580,329
Long-term liabilities                           1,173,280         1,317,667           749,396         2,584,832          2,205,695
Stockholders' equity                           18,237,995        20,121,207        21,940,717         1,234,274          2,112,480

/(I)/ Selected financial data as of and for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 were obtained from the Company's audited financial statements. Selected financial data as of and for the years ended December 31, 1995 and January 1, 1995 were obtained from the Company's financial statements audited by another accounting firm whose opinion was unqualified.


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

          GENERAL

               The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended January 3, 1999. As of this date, the Company operates 11 diners, 10 in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no additional Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region for restaurant openings commencing in late 1999. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships. The following table reflects the growth in number of restaurants over the three-year period.


               RESTAURANTS                              1996    1997    1998
               -----------                              ----    ----    ----
               In operation, beginning of year            6       7      11
               Newly opened                               1       4       0
                                                        ----    ----    ----
               In operation, end of year                  7      11      11
                                                        ====    ====    ====
               Under construction, end of year            3       0       0
                                                        ====    ====    ====

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

     Effective January 1, 1994, the Company adopted a 52 or 53-week fiscal year that ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 1998, 1997 and 1996 were comprised of 53, 52 and 52 weeks, respectively and ended on January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                                      Fiscal Years Ended
                                                        ---------------------------------------------
                                                        January 3,       December 28,    December 29,
                                                          1999              1997            1996
                                                        ----------       ------------    ------------
Net sales                                                100.0%             100.0%           100.0%

Restaurant costs and expenses:
 Cost of sales                                            27.7%              28.6%            27.4%
 Labor                                                    33.1%              33.0%            33.0%
 Operating                                                18.3%              16.6%            15.3%
                                                        ----------       ------------    -----------

   Restaurant operating margin                            20.9%              21.8%            24.3%

 Occupancy                                                 9.7%              10.4%            11.7%
 Depreciation and amortization                             5.8%               6.2%             5.3%
                                                        ----------       ------------    -----------

   Restaurant operating income                             5.4%               5.2%             7.3%

General and administrative expenses                       10.2%              12.6%            16.3%
Depreciation and amortization                              0.9%               1.1%             1.1%
Write off of abandoned site costs                          0.1%               0.7%             0.0%
                                                        ----------       ------------    -----------

   Operating loss                                         (5.8%)             (9.2%)          (10.1%)

Interest expense                                           0.0%               0.0%             1.1%
Investment income, net                                    (0.5%)             (1.1%)           (2.6%)
                                                        ----------       ------------    -----------

 Net loss before cumulative effect of a change in
  accounting principle                                    (5.3%)             (8.1%)           (8.6%)

 Cumulative effect of a change in accounting
  principle                                               (1.2%)                -                -
                                                        ----------       ------------    -----------

 Net loss                                                 (6.5%)             (8.1%)           (8.6%)
                                                        ==========       ============    ===========

YEAR ENDED JANUARY 3, 1999 COMPARED TO THE YEAR ENDED DECEMBER 28, 1997

     Net sales for the fiscal year ended January 3, 1999 ("Fiscal 1998") of $28,561,422 increased $4.3 million compared to the fiscal year ended December 28, 1997. Silver Diners opened during Fiscal 1997 in Northern Virginia and Cherry Hill, New Jersey contributed significantly to the incremental sales. Additionally, Fiscal 1998 included 53 weeks, adding approximately $591,000 to net sales.

     Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) increased 3.6% (1.5% exclusive of the 53rd week sales). Same store customer counts were up 1.4%, while average guest check increased 2.0%. The Company believes the increase in same store sales was generated through continued focus and improvement in operational excellence as measured by exit interviews with customers, which have improved by approximately 50% from year-end 1997 to year-end 1998. The vehicle to achieve this was the development, implementation and continued focus on the Company's 110% guarantee program. The 110% guarantee initiative provides for a 10% discount on the customer's current meal and a coupon for a free entree if not completely satisfied with the dining experience. Additionally, a direct mail campaign increased customer traffic.

     Average unit sales, measured on an effective restaurants open basis, decreased 3.9% from $2,651,274 in fiscal 1997 to $2,547,852 in Fiscal 1998;
primarily as the result of the "honeymoon sales period" of four new unit openings throughout Fiscal 1997 and increased penetration of the Northern Virginia market reducing the trade area of existing diners.

     Cost of Sales, consisting primarily of food and beverage costs, decreased from 28.6% of net sales in Fiscal 1997 to 27.7% of net sales in Fiscal 1998 due primarily to operational improvements, purchasing efficiencies on high cost, high turnover items and a significant menu re-engineering, that included recipe reformulation as well as basic menu redesign and layout. The maturation of new units also contributed favorably to improved cost of sales performance.

     Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits increased 0.1% to 33.1% of net sales for Fiscal 1998, resulting from a decrease in average unit volume. An analysis of this dollar cost element indicates an overall per unit dollar expenditure decrease in effective unit direct labor of 3.6%, driven by a 5.6% decrease in hourly wages, a 26.2% reduction in training labor and partially offset by modest increases in unit management compensation and escalating benefit costs.

     Operating expenses, which consists of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities repairs and maintenance and advertising increased 1.6% to 18.3% of net sales for Fiscal 1998, compared to 16.6% for Fiscal 1997. All but .2% of the increase was attributable to the higher marketing costs associated with the 110% guarantee program and the related direct mail campaign. Fiscal 1998 expenditures for these initiatives totaled $410,000. The remainder of the margin variance resulted from increased supply and maintenance costs reflecting management's commitment under the 110% guarantee to ensure a quality dining experience to its customers.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $243,722 for Fiscal 1998 compared to Fiscal 1997, principally due to a full year of expense recognition on units opened in Fiscal 1997. As a percentage of net sales occupancy expenses decreased 0.7% in Fiscal 1998 to 9.7% compared to 10.4% in Fiscal 1997. Additionally, the Company owns the Reston, Virginia site and consequently does not absorb any rent expense on this location.

     Restaurant depreciation and amortization increased $149,009 to $1,648,134 for Fiscal 1998. The increase was the result of depreciation associated with the new unit openings throughout Fiscal 1997 totaling $112,000, plus $372,734 in depreciation and amortization incurred in connection with an evaluation of unit operational processes, menu engineering, and a comprehensive unit equipment assessment resulting in the Company writing off equipment in the fourth quarter of 1998. This increase in restaurant depreciation and amortization was offset by a $326,886 reduction for the expensing of all preopening costs capitalized as of December 28, 1997 and recording of a cumulative effect of a change in accounting principle in the first quarter of 1998. During the First Quarter of 1998, the company elected early adoption of SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new restaurant, be expensed as incurred. Prior to the First Quarter 1998, the Company had capitalized all preopening expenses and amortized these costs over a 12-month period.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $2,921,299 for Fiscal 1998, a decrease of $144,137, or 4.7%, compared to Fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 10.2% for Fiscal 1998 from 12.6% for Fiscal 1997. The decrease was a direct result of management's efforts to reduce overhead and leverage increased sales to improve overall margin performance. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans.

     Write off of abandoned site costs decreased from $172,618 in Fiscal 1997 to $32,455 in Fiscal 1998. The Fiscal 1998 write off related to a suburban Maryland site, which was abandoned during the fourth quarter.

     The Company earned $151,967 in investment income for Fiscal 1998, compared to investment income of $294,231 for Fiscal 1997. The decrease is a direct result of cash being used to construct and open four Silver Diners since Fiscal 1996. Interest expense was $40,639 for Fiscal 1998 and $10,702 for Fiscal 1997. The issuance of debt in the second quarter of 1997 and interest charges on non-financing transactions caused interest expense to increase to $40,639 from $10,702 in the prior year.

     Net loss for Fiscal 1998 was $1,883,306 or $0.16 per share, compared to a loss of $1,958,419 or $0.17 per share in Fiscal 1997. Weighted average shares outstanding remained substantially unchanged at 11,591,822 in 1998 versus 11,609,400 at December 28, 1997. Management expects that the Company will continue to incur quarterly losses until such time as revenue generation from increased market penetration is sufficient to absorb new unit start-up costs and the increased general and administrative infrastructure costs currently in place to support the Company's growth plans.

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

     Cost of sales, primarily food and beverage cost, was 28.6% of net sales for Fiscal 1997, an increase of 1.2% from 27.4% in Fiscal 1996. The increase was primarily the result of the Company's adoption of a new menu in 1997. Additionally, cost of sales was unfavorably impacted by stores opened in late 1996 and throughout 1997, which incurred anticipated higher cost of goods as well as labor and operating expenses in their initial months of operation.

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

     Restaurant operating margin, which consists of net sales minus cost of sales, labor and operating expenses exclusive of occupancy, decreased to 21.8% of net sales for Fiscal 1997 from 24.3% for Fiscal 1996. Management believes restaurant operating margin is the most consistent measure of store level operating results because it focuses on unit level performance. Restaurant operating margin was unfavorably impacted by the five stores opened between December 1996 and November 1997, which incurred anticipated higher cost of sales, labor and operating expenses in their initial months of operation. As these stores mature, management expects their restaurant operating margin to be similar to the Company's comparable stores. The table below illustrates the components of restaurant operating margin as a percentage of sales (New stores include all stores that are not comparable stores as defined above):

                                              NEW           COMPARABLE         TOTAL
                                              ---           ----------         -----
                                             STORES           STORES          COMPANY
                                             ------           ------          -------
       Sales                                  100%              100%             100%

       Cost of sales                         29.1%             28.1%            28.6%
       Labor                                 34.2%             32.0%            33.0%
       Operating Expenses                    16.8%             16.4%            16.6%
                                        ---------------   ---------------   ---------------

       Restaurant Operating Margin           19.9%             23.5%            21.8%
                                        ===============   ===============   ===============

     Additionally, the decrease in restaurant operating margin was driven by an approximately 0.7% increase in food cost related to the Company's new menu platform and a 0.9% increase in marketing expenses.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $602,344 for Fiscal 1997 compared to Fiscal 1996, due primarily to the opening of new restaurants during 1996 and 1997. As a percentage of sales, occupancy expenses decreased from 11.7% in Fiscal 1996 to 10.4% in Fiscal 1997 due to lower rent expense in the new stores. Also, the Company owns the property for the Reston store that opened in June 1997.

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

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $3,065,436 for Fiscal 1997; an increase of $359,496 compared to Fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 12.6% in Fiscal 1997 from 16.3% in Fiscal 1996. Increased corporate salary costs and higher restaurant management and recruitment costs accounted for approximately $140,000 of the increase. Also, higher professional fees during the first two quarters of 1997 related to preparation of the Company's first annual report, 10-K and annual proxy statement plus costs of implementing various compensation and benefit plans added approximately $160,000. In addition, the Company is paying premiums for three life insurance policies owned respectively by two officers. In 1996, the Company recorded notes receivable from the two officers which were payable in full upon demand, were collateralized by the life insurance policies and were equal to the amount of premiums paid by the Company on such life insurance policies. The notes receivable were non-interest bearing. During 1997, the Company terminated these note receivable agreements and recorded the full amount of premiums paid in 1996 and 1997, less the cash surrender value of the policies, as expense. As such, the Company recorded $123,000 of expense for these insurance policies for the year ended December 28, 1997. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team and infrastructure necessary to support the Company's intermediate and long-term growth plans. As revenues increase in 1998, general and administrative expenses are expected to decrease in absolute dollars and as a percentage of net sales.

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

     INCOME TAXES. No current or deferred income tax benefit has been provided in the Company's consolidated financial statements due to the Company's history of net operating losses for income tax purposes. At January 3, 1999, the Company has a net operating loss carryforward of approximately $6 million for income tax purposes that expires in 2008 through 2013, which may be used to reduce future income tax expense and tax liabilities.

NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. These standards are effective for financial statements issued for fiscal years beginning after December 15, 1997. Adoption of SFAS Nos. 130, 131 and 132 did not have a material impact on the Company's financial statement presentation or disclosures.

     On April 3, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-5, "Reporting on the Cost of Start-Up Activities." SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998; however, early application is encouraged.

     Prior to 1998, the Company capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over 12 months from the date of opening. The Company elected early application of SOP 98-5 during the first quarter of 1998. As a result of the early application, all preopening costs capitalized as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle in the first quarter of 1998.

     In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of adopting SFAS No. 133 on its financial statement presentations or disclosures.

LIQUIDITY AND CAPITAL RESOURCES

     At January 3, 1999, cash and cash equivalents were $1.6 million, short-term investments were $.7 million, working capital was $.6 million, the Company had no long-term debt and stockholders' equity was $18.2 million. Short-term investments decreased $.5 million during Fiscal 1998, due primarily to cash used to finance the Fiscal 1998 purchases of property and equipment, including construction payables associated with the Cherry Hill diner which opened in late November 1997 and the purchase of computer systems.

     The Company's principal future capital requirement is expected to be the development of restaurants. The Company is anticipating opening one to three Company-owned restaurants in 1999; however, the location of these sites has not been determined. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.3 to $1.5 million. However, due to above average site costs and architectural and design costs, the five Silver Diner locations opened since December 1995 have averaged approximately $1.8 million for building, equipment and site costs. The Company is currently endeavoring to decrease the cost of the Silver Diner prototype for the next restaurant. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or debt financing strategy following the restaurant's opening.

     At January 3, 1999, the Company did not have any restaurants under construction. The Company has been pursuing locations in a new geographical market, specifically in the Mid-Atlantic area from Richmond to Southern New Jersey. To that end, the Company opened a new store in Cherry Hill, New Jersey in November 1997, and is aggressively pursuing several locations in that market for new store openings beginning in late 1999. Management is continuing to negotiate to obtain other sites throughout the Mid-Atlantic region.

     Management believes that the Company's current capital resources and expected 1999 cash flow will be adequate to construct up to two units in 1999. Additional financing will be required to finance growth in 2000 beyond the next two diners. The Company has entered into a loan commitment with its lead bank to extend a $3.0 million line of credit that, if obtained, would be sufficient to fund at least two additional diners. Should the Company be unable to close on the financing commitment, management may be forced to limit unit growth in 2000.

SEASONALITY AND QUARTERLY RESULTS

     Although the Company's limited operating history, geographic concentration and small number of existing Silver Diners make future trends difficult to predict, Silver Diner restaurants have generally experienced higher average weekly net sales in the second and third quarters. The timing of new Silver Diner restaurant openings and extreme weather, especially during the winter months, may also affect sales and quarterly results. Accordingly, quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The first fiscal quarter includes 16 weeks of operations as compared to 12, 12 and 12 or 13 weeks for each of the subsequent three-quarters, respectively. As a result, despite higher average weekly sales, net sales from comparable Silver Diners can be expected to be lower in the second quarter as compared to the first quarter of each year.

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

     The Company is continually evaluating its risk and the related costs of updating its computer hardware and software to properly process Year 2000 and later dates. Included in this process is the upgrade of its point of sale systems mentioned above which has been assessed by the vendor as being Year 2000 compliant. The Company has identified the other areas which may be potentially affected by the Year 2000 issue: credit card processing machines, and the Year 2000 compliance of those entities on which the Company relies for goods and services, such as its suppliers and bank. The Company expects the cost related to the Year 2000 issue to be between $10,000 and $50,000.

     In the event that the Company's systems fail as a result of the Year 2000 issue, management believes that the Company's restaurants will remain operating on a manual basis. The risks associated with this contingency plan involve the decreased level of operational controls and the inability to process credit card transactions. The Company cannot currently estimate the potential cost of this contingency plan, but does not anticipate a material impact on its business activities.

IMPACT OF INFLATION

     Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

SILVER DINER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

                                                                                  Page

Report of Independent Auditors                                                    19

Consolidated Financial Statements:

Consolidated Balance Sheets as of
January 3, 1999 and December 28, 1997.                                            20

Consolidated Statements of Operations for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.      21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.      22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.      23

Notes to Consolidated Financial Statements.                                       25

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Silver Diner, Inc.:

We have audited the accompanying consolidated balance sheets of Silver Diner, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended January 3, 1999, December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Diner, Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for preopening costs during the year ended January 3, 1999 to conform with the American Institute of Certified Public Accountants Statement of Position No. 98-5.

/s/ Deloitte & Touche LLP

Washington, DC
March 8, 1999

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            January 3,               December 28,
                                                                               1999                      1997
                                                                      ---------------------     --------------------
        ASSETS

Current assets:
 Cash and cash equivalents                                                $   1,611,757           $   1,597,430
 Marketable securities available for sale                                       746,597               1,222,083
 Inventory                                                                      139,039                 196,443
 Prepaid rent                                                                   182,796                       -
 Incentive rebates                                                               61,410                  79,033
 Prepaid and other current assets                                               110,666                 118,175
 Preopening costs, net                                                                -                 326,868
                                                                      ---------------------     --------------------
     Total current assets                                                     2,852,265               3,540,032

Property, equipment and improvements, net                                    16,117,417              17,384,019

Due from related parties                                                        126,516                  10,600
Goodwill, net                                                                 2,299,082               2,482,833
Deposits and other                                                              243,217                 229,281
                                                                      ---------------------     --------------------

     Total assets                                                         $  21,638,497           $  23,646,765
                                                                      =====================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                    $   1,960,222           $   2,207,891
 Note payable, current maturity                                                 267,000                       -
                                                                      ---------------------     --------------------
                                                                              2,227,222               2,207,891
Long term liabilities:
 Note payable                                                                         -                 267,000
 Deferred rent liability                                                      1,173,280               1,050,667
                                                                      ---------------------     --------------------
     Total liabilities                                                        3,400,502               3,525,558

Commitments and contingencies (Note 10)                                               -                       -

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none
   issued                                                                             -                       -
  Common stock, $.00074 par value, 20,000,000 shares authorized; at
   January 3, 1999, 11,585,510 shares issued and outstanding; at
   December 28, 1997, 11,602,403 shares issued and outstanding                    8,558                   8,586
  Additional paid-in capital                                                 30,688,714              31,604,937
  Unearned compensation                                                        (252,453)             (1,168,798)
  Accumulated deficit                                                       (12,206,824)            (10,323,518)
                                                                      ---------------------     ---------------------
     Total stockholders' equity                                              18,237,995              20,121,207
                                                                      ---------------------     ---------------------

     Total liabilities and stockholders' equity                           $  21,638,497           $  23,646,765
                                                                      =====================     =====================


Accompanying notes are an integral part of these financial statements.

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Fiscal Years Ended
                                                       -------------------------------------------------------------------------
                                                              January 3,                December 28,             December 29,
                                                                 1999                      1997                    1996
                                                       ----------------------     ---------------------    ---------------------
Net sales                                                   $      28,561,422         $      24,259,156        $      16,550,468
                                                       ======================      ====================    =====================
Restaurant costs and expenses:
 Cost of sales                                                      7,920,808                 6,929,221                4,526,286
 Labor                                                              9,449,685                 7,999,812                5,464,896
 Operating                                                          5,211,704                 4,037,198                2,536,609
 Occupancy                                                          2,777,932                 2,534,210                1,931,866
 Depreciation and amortization                                      1,648,134                 1,499,125                  882,843
                                                       ----------------------     ---------------------    ---------------------

   Total restaurant costs and expenses                             27,008,263                22,999,566               15,342,500
                                                       ----------------------     ---------------------    ---------------------

   Restaurant operating income                                      1,553,159                 1,259,590                1,207,968

General and administrative expenses                                 2,921,299                 3,065,436                2,705,940
Depreciation and amortization                                         267,171                   263,484                  183,928
Write off of abandoned site costs                                      32,455                   172,618                        -
                                                       ----------------------     ---------------------    ---------------------

 Operating loss                                                    (1,667,766)               (2,241,948)              (1,681,900)

Interest expense                                                       40,639                    10,702                  180,293
Investment income, net                                               (151,967)                 (294,231)                (432,721)
                                                       ----------------------     ---------------------    ---------------------

 Net loss before cumulative effect of a change in                  (1,556,438)               (1,958,419)              (1,429,472)
  accounting principle

Cumulative effect of a change in accounting principle                (326,868)                        -                        -
                                                       ----------------------     ---------------------    ---------------------

 NET LOSS                                                   $      (1,883,306)        $      (1,958,419)       $      (1,429,472)
                                                       ======================     =====================    =====================

Basic and diluted net loss per common share
 Loss per common share before cumulative effect of a        $           (0.13)        $           (0.17)       $           (0.15)
  change in accounting principle
 Cumulative effect of a change in accounting principle                  (0.03)                        -                        -
                                                       ----------------------     ---------------------    ---------------------

 Net loss per common share                                  $           (0.16)        $           (0.17)       $           (0.15)
                                                       ======================     =====================    =====================

Weighted average common shares outstanding                         11,591,822                11,609,400                9,545,681
                                                       ======================     =====================    =====================


Accompanying notes are an integral part of these financial statements.

                       SILVER DINER, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

                                                   Common Stock        Additional
                                                   ------------
                                                                         Paid-in        Unearned       Accumulated
                                               Shares       Amount       Capital      Compensation       Deficit          Total
                                           ------------------------   --------------  ------------    --------------   -----------
Balance at January 1, 1996                    150,947     $  15,095   $    8,351,243  $  (196,437)    $  (6,935,627)   $ 1,234,274

Issuance of common stock in connection
 with Food Trends merger                    9,227,857        (8,155)      11,739,775            -                 -
Debenture conversion                          625,000           463        2,654,140            -                 -      2,654,603
Common stock offering                       1,500,000         1,111        7,555,427            -                 -      7,556,538
Payments on stockholders' notes receivable          -             -           41,669            -                 -         41,669
Stock options exercised                        16,669            12               38            -                 -             50
Repurchase of outstanding options                   -             -          (60,691)      30,343                 -        (30,348)
Amortization of unearned compensation               -             -                -       39,823                 -         39,823
Warrants issued                                     -             -          141,960            -                 -        141,960
Net loss                                            -             -                -            -        (1,429,472)    (1,429,472)
                                           ----------    ----------   --------------  ------------    --------------   -----------
Balance at December 29, 1996               11,520,473         8,526       30,423,561     (126,271)       (8,365,099)    21,940,717

Issuance of common stock                      130,117            96          467,404     (315,000)                -        152,500
Issuance of stock awards                            -             -          920,000     (920,000)                -              -
Common stock purchased                        (83,606)          (62)        (186,938)      52,500                 -       (134,500)
Stock options exercised                        35,419            26               15            -                 -             41
Stock options issued                                -             -           61,865            -                 -         61,865
Repurchase of outstanding options                   -             -          (40,500)      20,250                 -        (20,250)
Cancellation of outstanding options                 -             -          (40,470)      40,470                 -              -
Amortization of unearned compensation               -             -                -       79,253                 -         79,253
Net loss                                            -             -                -            -        (1,958,419)    (1,958,419)
                                           ----------    ----------   --------------  ------------    --------------   -----------
Balance at December 28, 1997               11,602,403         8,586       31,604,937   (1,168,798)      (10,323,518)    20,121,207

Issuance of common stock                       17,392            13           24,987      (12,500)                -         12,500
Issuance of stock awards                            -             -          206,250     (206,250)                -              -
Common stock purchased                        (42,746)          (47)         (93,801)      43,753                 -        (50,095)
Stock options exercised                         8,461             6               79            -                 -             85
Cancellation of outstanding options                 -             -       (1,053,738)   1,026,757                 -        (26,981)
Amortization of unearned compensation               -             -                -       64,585                 -         64,585
Net loss                                            -             -                -            -        (1,883,306)    (1,883,306)
                                           ----------    ----------   --------------  ------------    --------------   -----------
Balance at January 3, 1999                 11,585,510     $   8,558   $   30,688,714  $  (252,453)    $ (12,206,824)   $18,237,995
                                           ==========    ==========   ==============  ============    ==============   ===========


Accompanying notes are an integral part of these financial statements.

                      SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Fiscal Years  Ended
                                                                 -----------------------------------------------------------------
                                                                      January 3,            December 28,           December 29,
                                                                         1999                  1997                   1996
                                                                 --------------------     ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $     (1,883,306)     $      (1,958,419)     $      (1,429,472)
Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities
  Depreciation and amortization                                            1,915,305              1,762,609              1,066,771
  Development and abandoned site costs                                        32,455                172,618                      -
  Compensation expense - stock options and deferred
         compensation                                                         37,604                141,118                 81,489
  Termination of note receivable                                                   -                123,329                      -
  Changes in operating assets and liabilities
     Inventory                                                                57,404                (48,462)               (30,588)
     Prepaid rent                                                           (182,796)                     -                      -
     Incentive rebates                                                        17,623                      -                      -
     Prepaid expenses and other assets                                         7,509                  4,873                (73,972)
     Preopening expenses                                                     326,868               (660,325)              (128,287)
     Deposits and other                                                      (13,936)               100,585                (78,696)
     Accounts payable and accrued expenses                                  (247,669)              (262,323)              (284,195)
     Deferred rent liability                                                 122,613                301,271                174,575
     Advances to officer and employees                                      (115,916)                     -                      -
                                                                    ----------------      -----------------      -----------------

  Net cash provided by (used in) operating activities                         73,758               (323,126)              (702,375)
                                                                    ----------------      -----------------      -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                                         (497,407)            (6,421,329)            (5,729,378)
Maturities of short-term investments                                       2,900,000              4,030,907                      -
Purchase of short term investments                                        (2,424,514)            (4,171,974)            (1,081,015)
Advances to affiliates                                                             -                (67,372)               (55,957)
                                                                    ----------------      -----------------      -----------------

  Net cash used in investing activities                                      (21,921)            (6,629,768)            (6,866,350)
                                                                    ----------------      -----------------      -----------------

                                  (continued)

Accompanying notes are an integral part of these financial statements.

                      SILVER DINER, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                        Fiscal Years  Ended
                                                                  ---------------------------------------------------------------
                                                                       January 3,            December 28,           December 29,
                                                                          1999                 1997                     1996
                                                                  --------------------    ------------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from merger                                                            -                     -            11,916,868
Net proceeds from sale of stock                                                12,500               152,500             7,556,538
Exercise of options                                                                85                    41                    50
Acquisition of outstanding interest in Silver Diner Limited
  Partnership                                                                       -                     -            (2,625,453)
Purchase of common stock                                                      (50,095)             (134,500)                    -
Proceeds from notes payable                                                         -               267,000                     -
Payments of principal - notes payable                                               -                     -            (1,666,325)
Payments of principal - notes payable - related party                               -                     -              (881,788)
Repurchase of employee stock options                                                -               (20,250)              (30,348)
                                                                  --------------------    ------------------       --------------

Net cash (used in) provided by financing activities                           (37,510)              264,791            14,269,542
                                                                  --------------------    ------------------       --------------

Net increase (decrease) in cash and cash equivalents                           14,327            (6,688,103)            6,700,817
Cash and cash equivalents at beginning of the year                          1,597,430             8,285,533             1,584,716
                                                                  --------------------    ------------------       --------------

Cash and cash equivalents at end of the year                         $      1,611,757      $      1,597,430         $   8,285,533
                                                                  ====================    ==================       ==============

Supplemental disclosure of cash flow information:
     Interest paid                                                   $         25,523      $         10,702         $     137,300
                                                                  ====================    ==================       ==============
Noncash investing and financing activities:
     Construction payables included in accounts payable
       and accrued expenses                                          $              -      $        350,604         $   1,054,652
                                                                  ====================    ==================       ==============

     Repayment of  notes payable - related party by offset
       of amounts due from affiliates                                $              -      $              -         $     355,023
                                                                  ====================    ==================       ==============

     Conversion of senior subordinated convertible promissory
       notes to 625,000 shares of common stock                       $              -      $              -         $   2,500,000
                                                                   ===================     =================       ==============

     Issuance of 84,000 warrants in conjunction with SDLP
       purchase                                                      $              -      $              -         $     141,960
                                                                  ====================    ==================       ==============

                                  (concluded)

Accompanying notes are an integral part of these financial statements.

SILVER DINER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 3, 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Silver Diner, Inc., (the Company) and its subsidiaries develop and operate the Silver Diner restaurant chain. At January 3, 1999, the Company owned and operated ten diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey.

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

     Fiscal Year

     The Company operates on a 52 or 53-week fiscal year that ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 1998, 1997 and 1996 were comprised of 53, 52 and 52 weeks, respectively and ended on January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

     Cash and Cash Equivalents and Marketable Securities

     All short-term investments are classified as available-for-sale. Those investments that are part of the Company's cash management portfolio with a remaining maturity of three months or less when purchased are reported as cash equivalents. The balance of the short-term investments are classified as marketable securities. At January 3, 1999, marketable securities consists of investment grade commercial paper. Cash and cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates fair value.

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

     Change in Accounting Principle

     On April 3, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-5, "Reporting on the Cost of Start-Up Activities." SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, however, early application is encouraged.

     Prior to 1998, the Company capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over twelve months from the date of opening. The Company elected early application of SOP 98-5 during the first quarter of 1998. As a result of the early application, all preopening costs capitalized as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle in the first quarter of 1998. Had preopening costs been accounted for in accordance with SOP No. 98-5 in prior fiscal years, the Company's net loss and net loss per share would have been the proforma amounts indicated below:

                                                      Fiscal Years Ended
                                          ------------------------------------------------
                                              December 28,                December 29,
                                                  1997                        1996
                                          --------------------       ---------------------
Net loss:
    As reported                              $    (1,958,419)           $    (1,429,472)
    Pro forma                                $    (2,157,873)           $    (1,556,885)

Net loss per common share:
    As reported                              $         (0.17)           $         (0.15)
    Pro forma                                $         (0.19)           $         (0.16)

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

  Net Loss Per Common Share

  Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128 which requires presentation of basic and diluted earnings per share amounts and a reconciliation of the respective calculations. The Company incurred a net loss for the years ended January 3, 1999, December 28, 1997 and December 29, 1996; therefore, all potential common shares are anitdilutive and not included in the calculation of diluted net loss per share.

  Evaluation of Long-Lived Assets

  The Company evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1998 and 1997, the Company wrote off $32,455 and $172,618, respectively, of deferred site costs including legal, design and development costs for potential restaurant sites that the Company is no longer pursuing or that the Company believes the probability of the site being procured is unlikely. During the fourth quarter of 1998, in connection with an evaluation of unit operational processes, menu engineering, and a comprehensive unit equipment assessment, the Company wrote off equipment with a net book value of $372,734, which is included in depreciation and amortization within the Fiscal Year 1998 Statement of Operations. Management believes no additional material impairment of these assets exists at January 3, 1999. The write-off resulted from the elimination of the operational usefulness for certain equipment and the identification of obsolete or no longer in service equipment.

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

    Reclassification

    Certain prior year balances have been reclassified to conform to the 1998 presentation.

    Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. These standards are effective for financial statements issued for fiscal years beginning after December 15, 1997. Adoption of SFAS Nos. 130, 131 and 132 did not have a material impact on the Company's financial statement presentation or disclosures.

    In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of adopting SFAS No. 133 on its financial statement presentations or disclosures.

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

3.  ACQUISITION OF MINORITY INTEREST IN SILVER DINER LIMITED PARTNERSHIP

    On June 13, 1996, the Company completed its purchase of all of the limited partnership interests in SDLP from the original investors for $2,472,000 in cash and 84,000 warrants (New Warrants) to purchase common stock exercisable at $8.00 per share. The New Warrants were exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years and as a result, amortization expense related to goodwill totaled $183,751, $184,977 and $99,603 in fiscal years 1998, 1997 and 1996, respectively.

4.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

    The major components of property, equipment and improvements are as follows:

                                                            January 3, 1999           December 28, 1997
                                                         ------------------         ------------------
    Land                                                        $ 1,737,655                $ 1,647,655
    Buildings and leasehold improvements                         12,645,160                 12,605,754
    Furniture, fixtures and equipment                             5,918,067                  6,465,211
    Deferred lease costs                                            607,107                    572,549
    Construction in progress                                              -                    101,916
                                                         ------------------         ------------------
                                                                 20,907,989                 21,393,085
    Less accumulated depreciation and amortization               (4,790,572)                (4,009,066)
                                                         ------------------         ------------------
                                                                $16,117,417                $17,384,019
                                                         ==================         ==================

    Deferred lease costs represent brokerage commissions, legal fees and zoning related costs primarily related to leases on the land upon which the Company constructed its restaurants.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                             January 3,                December 28,
                                                                1999                       1997
                                                         ------------------        ------------------
    Trade payables                                               $1,381,805                $1,442,913
    Payroll and related taxes                                       443,623                   622,013
    Sales and use taxes                                             134,794                   142,965
                                                         ------------------        ------------------
                                                                 $1,960,222                $2,207,891
                                                         ==================        ==================

6.   LONG-TERM OBLIGATIONS

     In June, 1997 the Company was issued a $267,000 note payable to a bank to purchase a parcel of land from the Company's president (see Note 9). The principal of the note is due in June, 1999, and interest is paid monthly at an annual rate of 9.25%. The note is collateralized by the land purchased. The Company incurred $25,523 and $10,702 in interest expense related to the note for the years ended January 3, 1999 and December 28, 1997, respectively.

7.   NOTES RECEIVABLE

     During 1997, the Company issued notes receivable totaling $132,000 to an outside party which owns and maintains the jukeboxes in four Silver Diner units. The Company receives principal and interest payments on these notes on a monthly basis. The outstanding balance, classified as deposits and other, was $113,729 for 1998 and $123,035 for 1997. Interest is calculated at an annual rate of 9% and the principal payments are based on the amount of monthly cash flow generated by the jukeboxes. For the years ended January 3, 1999 and December 28, 1997, the Company has received $9,300 and $9,000 in principal payments, respectively and $11,000 and $6,000 in interest income, respectively.

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

9.   RELATED PARTY TRANSACTIONS

     Robert Giaimo Development, Inc.
     -------------------------------
     On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc., a corporation wholly-owned by the president of the Company, an undivided parcel of land representing a parking lot adjacent to the Silver Diner restaurant in Potomac Mills, Virginia. The total cost of the land was $408,000. The Company received a loan from a bank in the amount of $267,000 to purchase the property. The note, bearing interest of 9.25% annually, is fully collateralized by the land and is due in June, 1999.

     Silver Diner Potomac Mills, Inc.
     --------------------------------
     The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expire October 14, 2011 and include annual CPI adjustments to base rent and percentage rent based on gross receipts. The amount of property leased was reduced in 1997 by the land purchase described above. For the years ending January 3, 1999, December 28, 1997 and December 29, 1996, occupancy costs include $355,000, $350,000 and $389,000, respectively, in rent and related pass through costs associated with the leases.

     Keyman Life Insurance
     ---------------------
     The Company is paying premiums for three life insurance policies owned respectively by two officers. In 1996, the Company recorded notes receivable from the two officers which were payable in full upon demand, were collateralized by the life insurance policies and were equal to the amount of premiums paid by the Company on such life insurance policies. The notes receivable were non-interest bearing. During 1997, the Company terminated these note receivable agreements and recorded the full amount of premiums paid in 1996 and 1997, less the cash surrender value of the policies, as expense. In 1998, the Company recorded the full amount of premiums paid in 1998, less the cash surrender value of the policies, as expense. As such, the Company recorded $92,000 and $123,000 of expense for these insurance policies for the years ended January 3, 1999 and December 28, 1997, respectively.

     Due from Related Parties
     ------------------------
     In connection with entering into an employment continuity agreement during 1998, the Company made a $100,000 loan to an officer of the Company. The note, bearing interest at a rate of 5.25%, is secured by the Company's common stock holding of the officer. The loan and accrued interest is to be repaid by the officer through the application of annual bonuses in the amount of $20,000, plus accrued interest, to the officer over a five year period.

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

     Future minimum annual lease payments as of January 3, 1999 are:


                    1999                                   2,121,000
                    2000                                   2,204,000
                    2001                                   2,248,000
                    2002                                   2,290,000
                    2003                                   2,319,000
                    Thereafter                            18,390,000


     Rent expense under the leases for fiscal 1998, 1997 and 1996 was approximately $2,236,000, $2,033,000, and $1,622,000, respectively.

     Legal Proceedings
     -----------------
     On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland, captioned Laura Reese v. Roger Richardson and Silver Diner Development, Inc. The plaintiff alleges that she was sexually assaulted by Roger Richardson, who was the general manager of the Laurel Silver Diner restaurant. Mr. Richardson was terminated promptly following the occurrence of the event in November 1994. Plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. In September 1998, the court granted summary judgement in favor of the Company as to all claims brought against them in this case. No final judgement can be entered at this time due to a Suggestion of Bankruptcy filed by Mr. Richardson, the co-defendant in the case, prior to the decision of the court to grant summary judgement on behalf of the Company.

     Employment Continuity Agreements
     --------------------------------
     SDDI has entered into employment continuity agreements with certain executives. The agreements are for one to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of January 3, 1999 is approximately $1.2 million.

11.  INCOME TAXES

     At January 3, 1999, the Company has a net operating loss carryforward of approximately $6 million for income tax purposes, that expires in 2008 through 2013, which may be used to reduce future income tax expense and tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            January 3, 1999          December 28, 1997
                                                           ------------------       -------------------
     Net operating loss carryforwards                             $ 2,420,534               $ 2,219,298
     Book over (under) tax depreciation/amortization                  (83,841)                  238,197
     Deferred rent                                                    466,653                   422,475
                                                           ------------------       -------------------
     Deferred tax assets                                            2,803,346                 2,879,970
          Less: valuation allowance                                (2,803,346)               (2,879,970)
                                                           ------------------       -------------------
     Net deferred tax asset                                       $         -               $         -
                                                           ==================       ===================

     As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at January 3, 1999 and December 28, 1997, respectively.

12.  STOCK COMPENSATION PLANS

     The Company has the following stock-based compensation plans:

     1996 Employee Stock Purchase Plan

     The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's board of directors and approved by shareholders in June 1997, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company implemented the plan in August of 1998.

     1996 Stock Option Plan

     The 1996 Stock Option Plan was adopted by the Company's board of directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's board of directors and range from seven to ten years, with the ability to accelerate vesting upon the Company achieving certain performance measurements, as predetermined by the Board. The Company has reserved 1,200,000 shares of common stock for issuance under the plan. A total of 1,143,500 options were granted under this plan during Fiscal 1998.

     Restaurant Operating Partner Program

     The Restaurant Operating Partner Program, which was adopted by the Company's board of directors in December 1996 for implementation in fiscal year 1997, provides for the general manager (Operating Partner) and the store manager team (Store Managers) of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. To participate in the program, employees who became Operating Partners prior to January 4, 1999 were required to make an initial investment in discounted Company common stock, which may not be sold or otherwise transferred by the Operating Partner for a period of five years from the date of purchase. Should the Operating Partner's employment terminate for any reason other than death or disability, the Company has the right to repurchase the stock from the Operating Partner for the amount of his or her investment. Employees who become Operating Partners beginning January 4, 1999 and thereafter are required to purchase 8,000 shares of Company common stock at market value and can potentially receive an annual award up to $10,000 of Common Stock, dependent upon achievement of performance criteria as established and evaluated by the Board. The plan also provides for annual restricted common stock awards to Store Managers; however, the Company has determined that no further stock awards will be provided to Store Managers subsequent to January 3, 1999. For employees who became Operating Partners and Store Managers prior to January 4, 1999, stock awarded at the end of the first year generally vests after the fourth anniversary of the award date. For each year thereafter, stock awards generally vest after the third anniversary of the award date. For employees who became Operating Partners beginning January 4, 1999 and thereafter, stock awarded at the end of the first year vests after the fifth anniversary of the award date, stock awarded at the end of the second year vests after the fourth anniversary of the award date, and stock awarded in each subsequent year vests after the third anniversary of each award date. The stock awards under these plans are awarded at the discretion of the Company's Board of Directors. The Company has reserved 415,000 shares of common stock for issuance under the plan. During Fiscal 1998, 17,391 shares were issued under the plan.

     1996 Consultant Stock Option and Stock Purchase Plan

     The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's board of directors in September 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
     (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted with an exercise price at the fair market value of the common stock on the first day of each calendar quarter, and are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company records the transactions at the fair value of the options granted to the consultant, using the Black-Sholes methodology. The Company has reserved 100,000 shares of common stock for issuance under the plan. During Fiscal 1998, no options were issued to consultants under this plan.

     1996 Non-Employee Director Stock Option Plan

     The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's board of directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. Under the plan, each non-employee director shall be granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from date of grant, and vest immediately. The Company has reserved 150,000 shares of common stock for issuance under the plan. A total of 35,000 options were granted under this plan during Fiscal 1998.

     Second Amended and Restated 1991 Stock Option Plan

     The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The board of directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan expires in 2001. At January 3, 1999, no options were available for future grant under the plan.

     Second Amended and Restated Earned Ownership Plan

     The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Excluding the effect of the Merger (see Note 2), options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At January 3, 1999, no options were available for future grant under the plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plans was approximately $10,000, $141,118 and $39,823 for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                         Fiscal Years Ended
                                           ----------------------------------------------------------------------------
                                                  January 3,                December 28,               December 29,
                                                     1999                       1997                       1996
                                           ----------------------     ----------------------     ----------------------
           Net loss:
               As reported                        $ (1,883,306)              $ (1,958,419)              $ (1,429,472)
               Pro forma                          $ (1,995,021)              $ (2,030,469)              $ (1,469,539)

           Net loss per common share:
               As reported                        $      (0.16)              $      (0.17)              $      (0.15)
               Pro forma                          $      (0.17)              $      (0.17)              $      (0.15)

     Options granted during the year ended January 3, 1999 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 50%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted average assumptions were used: risk free interest rate of 5.5% and an expected life of 6 years.

     Options granted during the year ended December 28, 1997 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan, the 1996 Consultant Stock Option and Stock Purchase Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 49%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Consultant Stock Option and Stock Purchase Plan, the following weighted average assumptions were used: risk free interest rate of 5.7% and an expected life of 2 years. The fair value of options granted under the Incentive Stock Option Plan was estimated assuming a risk free interest rate of 6.2% and an expected life of seven years.

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

  A summary of the status of the Company's stock option plans as of January 3, 1999, December 28, 1997 and December 29, 1996 and changes during the years ended on these dates is:

                                       1998                         1997                          1996
                             ---------------------------   -------------------------    -------------------------
                                               Weighted-                   Weighted-                    Weighted-
                                                Average                     Average                      Average
                                               Exercise                    Exercise                     Exercise
                                 Shares         Price         Shares        Price           Shares       Price
Options outstanding,
 Beginning of year              583,327        $  2.55       689,220        $   2.52       784,959       $   2.50
Granted                       1,178,500        $  1.09        89,387        $   3.54        18,000       $   5.83
Exercised                        (8,461)       $  0.00       (35,421)       $   0.00       (16,669)      $   0.00
Forfeited                       (62,075)       $  3.45      (149,858)       $   3.78       (82,081)      $   4.05
Repurchased                           -        $     -       (10,001)       $   0.00       (14,989)      $   0.00
                             ----------                    ---------                     ---------
Options outstanding,
 End of year                  1,691,291        $  1.51       583,327        $   2.55       689,220       $   2.52
                             ==========                    =========                     =========

Options exercisable at
 Year end                       687,954                      396,809                       313,260

Weighted-average fair
 Value of options
 Granted during the                            $  0.41                      $   1.41                     $   1.21
 Year

The following table summarizes information about stock options outstanding at January 3, 1999:

                                            Options                                              Options
                                          Outstanding                                          Exercisable
                       -----------------------------------------------------         ---------------------------------
      Range               Number        Weighted-Avg.          Weighted-Avg.           Number            Weighted-Avg.
       of               Outstanding       Remaining              Exercise            Exercisable           Exercise
 Exercise Prices        at 1/03/99    Contractual Life             Price             at 1/03/99              Price
Less than $0.01             192,865          5.4 years           $     0.00              177,175           $     0.00
$0.63 to $1.25            1,178,500          5.9 years           $     1.09              270,000           $     1.27
$2.13 to $3.82               79,054          1.5 years           $     3.30               79,054           $     3.30
$4.05 to $6.50              240,872          3.5 years           $     4.21              161,725           $     4.28
                       ------------                                                  -----------

$0.0003 to $6.50          1,691,291          2.3 years           $     1.51              687,954           $     1.88
                       ============                                                  ===========

13. NET LOSS PER COMMON SHARE

SFAS 128, "Earnings per Share", requires the disclosure of a reconciliation between the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations. For the years ended January 3, 1999, December 28, 1997 and December 29, 1996, the Company incurred a net loss; therefore, all potential common shares are antidilutive and are not included in the calculation of the diluted net loss per common share. At January 3, 1999, December 28, 1997 and December 29, 1996, there were options to purchase 1,691,291, 583,327, and 689,220 shares, respectively at the weighted average price of $1.51, $2.55, and $2.52, respectively. These options are antidilutive and, thus, not included in the computation of diluted net loss per share for the years ended January 3, 1999, December 28, 1997 and December 29, 1996. In addition, at January 3, 1999 and December 28, 1997, there were 25,919 and 8,528, respectively, restricted shares of common stock outstanding. These shares, which were issued during 1997 and 1998 pursuant to the Restaurant Operating Partner Program, are antidilutive and are not included in the computation of net loss per share for the years ended January 3, 1999 and December 28, 1997.

14. EMPLOYEE BENEFIT PLAN

The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively, the Company made no contributions to the 401(k) Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders in 1998 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.

         ITEM 11.  EXECUTIVE COMPENSATION.

         The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders in 1998 is incorporated herein by reference.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

         The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders in 1999 is incorporated herein by reference.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders in 1999 is incorporated herein by reference.

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                 Page
Report of Independent Auditors................................................    19

Consolidated Financial Statements:

Consolidated Balance Sheets as of
January 3, 1999 and December 28, 1997.........................................    20

Consolidated Statements of Operations for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996...    21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996...    22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996...    23

Notes to Consolidated Financial Statements....................................    25

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

     10.18 Certificate and Agreement of Participation, Silver Diner, Inc. Restaurant Operating Partner Program and Addenda incorporated by reference to Exhibit 4 of the registrant's Form S-8 filed February 14, 1997.

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

     10.24 Assumption of Founder's Employment Agreement dated March 27, 1996 pursuant to Section 5.14(b) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibit 10.21 of the registrant's Form 8-K dated March 27, 1996.

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

     10.31 Form of Certificate and Agreement of Participation-Restaurant Operating Partner Program, as approved by the Board on December 15, 1998*

     10.32 Form of Addendum to a Certain Certificate and Agreement of Participation in the Silver Diner, Inc. Restaurant Operating Partner Program (Version for 1997 Certificates issued after January 1, 1997), as approved by the Board on December 15, 1998*

     10.33 Form of Addendum to a Certain Certificate and Agreement of Participation in the Silver Diner, Inc. Restaurant Operating Partner Program (Version for 1997 Certificates issued on January 1, 1997), as approved by the Board on December 15, 1998*

     10.34      Silver Diner, Inc. Stock Option Plan (as amended March 4, 1998)*

     10.35 Stock Option Plan Agreement between Silver Diner, Inc. and Robert T. Giaimo for grant of 150,000 Shares on December 15, 1998*

     10.36 Form of Stock Option Plan Agreement between Silver Diner, Inc. and certain Executive Officers, Date of Grant: December 15, 1998, together with Performance Criteria for each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst*

     10.37 Stock Option Plan Agreement between Silver Diner, Inc. and Robert T. Giaimo for grant of 400,000 Shares on December 15, 1998*

     10.38 Form of Restated Stock Option Plan Agreement between Silver Diner, Inc. and Certain Executive Officers Granting Shares on December 29, 1997*

     10.39 Employment Agreement dated November 9, 1998, between Silver Diner, Inc. and Ype Von Hengst, including Promissory Note in principal amount of $100,000*

     10.40 Letter Agreement dated November 9, 1998 between Robert T. Giaimo and Silver Diner, Inc. Re: Founder's Employment Agreement*

     10.41 1996 Non-Employee Director Stock Option Plan, as amended March 4, 1998 and incorporated by reference to registrant's Form S-8 dated July 21, 1998*

     21         Subsidiaries of the Registrant.
                (a)  Silver Diner Development, Inc., a Virginia corporation

     23         Accountants Consents

     23.1       Consent of Deloitte & Touche LLP.*

     27         Financial Data Schedule

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

                                              Silver Diner, Inc.

                                              By:  Robert T. Giaimo
                                              ---------------------
                                              Robert T. Giaimo
                                              President and Chief Executive
                                              Officer
                                              April 5, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                             Date
/s/ Robert T. Giaimo          President, Chief Executive        April 5, 1999
--------------------
                              Officer and Director
Robert T. Giaimo

/s/ Craig Kendall             Vice President, Finance           April 5, 1999
-----------------
Craig Kendall

/s/ Catherine Britton         Director                          April 5, 1999
---------------------
Catherine Britton

/s/ Ype Hengst                Director                          April 5, 1999
--------------
Ype Hengst

/s/ Edward H. Kaplan          Director                          April 5, 1999
--------------------
Edward H. Kaplan

/s/ George A. Naddaff         Director                          April 5, 1999
---------------------
George A. Naddaff

/s/ Louis P. Neeb             Director                          April 5, 1999
-----------------
Louis P. Neeb

/s/ Charles Steiner           Director                          April 5, 1999
-------------------
Charles Steiner

/s/ Douglas M. Suliman        Director                          April 5, 1999
----------------------
Douglas M. Suliman