Form 10-K
SILVER DINER INC /DE/
filed 1999-05-03
CIK 923134

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       Form 10-K/A
                                   (Amendment No. 1)

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

                                 11806 ROCKVILLE PIKE
                               ROCKVILLE, MARYLAND 20852
                                     301-770-0333
  (Address and telephone number of the Registrant's principal executive offices)
    ----------------------------------------------------------------------
            Securities registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of each exchange on
    which                                                            registered
    ---------------------------          ---------------------------------------
                None                                    None

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.00074 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         At March 15, 1999, the Registrant had 11,809,146 shares of common stock (the "Shares") outstanding, and the aggregate market value of the Shares held by non-affiliates of the Registrant was approximately $8,669,061. The aggregate market value was determined based on the closing price of the Shares on the NASDAQ Stock Market(SM) on March 15, 1999.

         The purpose of this Form 10-K/A is to amend the Form 10-K for Silver Diner, Inc. (the "Company") for the fiscal year ended January 3, 1999 filed with the U.S. Securities and Exchange Commission (the "SEC") on April 5, 1999 so as to add items 10, 11, 12 and 13. Such items were to have been incorporated into the Form 10-K by reference to the Company's Proxy Statement for the annual meeting of stockholders for 1999. The annual meeting and Proxy Statement have been delayed with the result that the Proxy Statement will not be filed on or before May 3, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Directors, Executive Officers and key employees of the Company are as follows:

                                          DIRECTOR
NAME                                AGE    SINCE   POSITION
---------------------------------- ----- --------- ------------------------------------------
     Robert T. Giaimo ............  47     1996    Chairman of the Board, President, Chief
                                                   Executive Officer, and Treasurer
     Catherine Britton ...........  45     1996    Director
     Michael Collier .............  44     1999    Director
     Ype Von Hengst ..............  48     1996    Director, Vice President, Executive Chef,
                                                   and Secretary
     Edward H. Kaplan ............  60     1996    Director
     George A. Naddaff ...........  69     1994    Director
     Louis P. Neeb ...............  60     1996    Director
     Charles M. Steiner ..........  57     1996    Director
     Douglas M. Suliman, Jr. .....  43     1994    Director

     ROBERT T. GIAIMO has been the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer since March 1996. In 1987 Mr. Giaimo developed and popularized the Silver Diner concept with Ype Von Hengst after conducting a one year national tour of diner-style restaurants. Mr. Giaimo has been the Co-Founder, Director, President, Chief Executive Officer and Treasurer of Silver Diner Development, Inc. since its inception in 1987. Mr. Giaimo was president, chief executive officer and director of Monolith Enterprises, Inc. ("Monolith") from 1971 to January 1987. From 1972 through 1976, Mr. Giaimo co-founded and operated, through Monolith, Blimpies Restaurant in Georgetown. In 1977, Mr. Giaimo co-founded and operated, through Monolith, The American Cafe restaurant, an innovative, award-winning restaurant chain which was one of the first restaurants to promote "American cuisine" and helped popularize the croissant sandwich. In 1985, Mr. Giaimo sold The American Cafe to W.R. Grace & Co. Mr. Giaimo graduated from the Business School of Georgetown University in 1974 and Harvard University's Smaller Company Management Program in 1982. He is a member of the Young President's Organization and serves as a Director and Co-chairman of Development. In 1993, Mr. Giaimo received an "Entrepreneur of the Year" award from Inc. Magazine in conjunction with Ernst & Young and Merrill Lynch. Mr. Giaimo is married to Catherine Britton.

     CATHERINE BRITTON has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from July 1995 until March 1996. She assisted with marketing and design of Silver Diner restaurants and has been involved with menu development and concept evolution since Silver Diner Development, Inc.'s inception. She also participated extensively in the development of Silver Diner restaurants. Ms. Britton graduated from Georgetown University in 1975, receiving a Bachelor of Arts degree in Philosophy. Ms. Britton earned a Masters Degree in Special Education from George Washington University in 1978. Ms. Britton is married to Robert T. Giaimo.

     MICHAEL COLLIER has been a Director since March 1999, when he was elected to fill the vacancy left by Clinton A. Clark's resignation. Mr. Collier is the President of Uniwest Group, Inc. and Uniwest Construction, Inc., companies which handle business in the area of real estate development and general contracting and which serve as the developer and general contractor for the Company's diners. He is also President of Atlantic Environmental Services, Incorporated, a full-service environmental company.

     YPE VON HENGST has been a Director, Vice President, Executive Chef and Secretary since March 1996 and co-founder, director, vice president of culinary operations, and executive chef of Silver Diner Development, Inc. since 1987. Mr. Hengst was a director of operations of "Dominiques" restaurant in Washington, D.C. from May through September 1987. From 1984 to 1987, Mr. Hengst was corporate executive chef and director for Food Service for The American Cafe and was responsible for the central kitchen and bake shop, menu changes, and food preparation for all seven American Cafe restaurants. From 1981 to 1984, Mr. Hengst was corporate executive chef for Restaurant Associates in New York, New York, where he supervised over fifteen diverse full-service restaurants. From 1976 to 1981, Mr. Hengst held executive chef positions in Charlotte, North Carolina, Cleveland, Ohio, Houston, Texas, and New York, New York. Prior to 1976, Mr. Hengst worked as a chef in Europe.

     EDWARD H. KAPLAN has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1987 until March 1996. He is a real estate developer and investor and has served since 1983 as a Director of Palmer National Bank, Washington, D.C. and subsequently, its successor, George Mason Bankshares until April 2, 1998, when George Mason merged into United Bankshares. Mr. Kaplan received his B.A. from the University of Pennsylvania, Wharton School in 1961. Mr. Kaplan served as President of the United Jewish Appeal Federation of Greater Washington from 1989 to 1991, President of the United Jewish Endowment Fund from 1992 to 1997, and currently is a member of the Maryland Public Television Commission.

     GEORGE A. NADDAFF has been a Director since the Company's organization in April 1994. From April 1994 to March 1996, Mr. Naddaff was also Chairman of the Board. In September 1992, he co-founded Olde World Bakeries, Ltd. ("OWB") with Douglas M. Suliman, Jr. and since its inception was its chief executive officer. OWB was a commercial bread bakery which developed a chain of retail gourmet coffee and breakfast shops. In December 1994, OWB sold its assets and discontinued its business. From 1988 until June 1992, Mr. Naddaff was chairman, chief executive officer and a director of New Boston Chicken, Inc. ("Boston Chicken") and from 1988 until 1989, he also served as its president. Mr. Naddaff also was active in the development of Mulberry Child Care Centers, Inc. ("MCC"), which developed a chain of child care centers in the northeast United States. Mr. Naddaff was chairman of the board of MCC until 1991 when he sold his interest in MCC. In 1987, Mr. Naddaff founded Business Expansion Capital Corporation ("BECC"). BECC invests in developing enterprises capable of expansion through replication of successful prototype operation. Boston Chicken and MCC were organized with the assistance of BECC during BECC's first 15 months of operations. From 1987 until the present, he has been the sole officer, director and stockholder of BECC. Since 1995, Mr. Naddaff has been a director of Vie de France, a publicly-traded manufacturer of frozen foods. In September 1995, Mr. Naddaff was named as vice-chairman of First Mortgage Network, Inc., a privately held national company providing mortgage services, and in November 1996, Mr. Naddaff became the chairman and chief executive officer of Ranch *1, a New York restaurant chain.

     LOUIS P. NEEB has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1994 until March 1996. Mr. Neeb is currently the president of Neeb Enterprises, Inc., a corporation which provides management consulting services and oversees the operation of an affiliated restaurant company, and chairman of the board and chief executive officer of Casa Ole Restaurants, Inc. He was the president and chief executive officer of The Spaghetti Warehouse, Inc. from July 1991 until January 1994 and of Geest Food USA from 1989 until 1991. From 1982 until 1987, he served as president and chief executive officer of Creative Food N Fun, a subsidiary of W.R. Grace & Co. From 1985 until 1987, be served as president and chief executive officer of a W.R. Grace & Co. affiliate, Taco Villa, Inc. Mr. Neeb was employed by The Pillsbury Company from 1973 until 1982. From 1980 to 1982, he served as an executive vice president of The Pillsbury Company and as chairman and chief executive officer of its affiliate, Burger King Corporation. In 1973, he was director of operations at Steak & Ale Restaurants, Inc. another affiliate of The Pillsbury Company. His leadership role with Steak & Ale Restaurants, Inc. continued until 1980, after serving as vice president of operations and eventually president and chief operating officer. Currently, Mr. Neeb serves as a director of Showbiz Pizza Time, Inc. and Franchise Finance Corporation of America, Inc., both publicly traded companies. Mr. Neeb received a BBA in marketing from Notre Dame University in 1961 and an MBA from George Washington University in 1969.

     CHARLES M. STEINER has been a Director since March 1996. Mr. Steiner was a director of Silver Diner Development, Inc. from 1987 until March 1996. He is the chief executive officer of Branch Group, Inc., an electric distributor. In 1975, Mr. Steiner founded IMARK, an electric cooperative, and in 1991 founded EDIC, a distribution insurance company. He is a former director and officer of the National Association of Electric Distributors (NAED). He received a B.B.A. in Accounting from the University of Pittsburgh in 1963.

     DOUGLAS M. SULIMAN, JR. has been a Director since the Company's organization in 1994. Mr. Suliman was also president, treasurer and secretary from the Company's organization until March 1996. In September 1992, he co-founded OWB with Mr. Naddaff. From September 1992 until July 1993, Mr. Suliman served as OWB's president and from August 1993 to December 1994, served as its vice chairman. In 1988, he founded Island Partners Ltd. ("IPL"), a privately owned investment banking firm, and has served as its president since then. IPL performs corporate finance services for privately owned and public companies with particular emphasis on institutional private placements of debt and equity securities and on merger and acquisition advisory engagements. From 1987 until 1988, Mr. Suliman served as managing director of First Reserve Corporation, an investment management company, where he shared responsibility for originating new investments and for fund raising activities. From 1985 until 1987 Mr. Suliman was president, and from 1982 until 1985 he was vice president, of The Boston Company Energy Advisers, Inc. ("TBCEA"). During that time, TBCEA was a wholly owned subsidiary of The Boston Company, Inc. and an indirect subsidiary of Shearson Lehman American Express. TBCEA originated and managed direct investments in the domestic energy industry for institutional clients. Mr. Suliman's responsibilities with TBCEA included the origination, negotiation and management of such investments and management of the reorganization of TBCEA and its investment portfolio following the oil price decline in December 1985. From 1980 until 1982, Mr. Suliman was a loan officer for the First National Bank of Boston. Mr. Suliman received a Bachelor of Science degree from the University of Massachusetts (Amherst) and a Masters of Business Administration degree from Northeastern University.

     There is no family relationship between any of the Company's directors or officers except that Catherine Britton is the wife of Robert T. Giaimo. There are no arrangements between any director of the Company and any other person pursuant to which he was selected as a director.


NON-DIRECTOR EXECUTIVE OFFICERS

     TIMOTHY CUSICK has been Area Director of Operations since July 1996 and has been a member of the executive management since April 1998. Mr. Cusick joined the Company in October 1992 and served as a restaurant manager and owner operator until 1996. Mr. Cusick has over eight years of restaurant management experience.

     PATRICK MESKELL has been Senior Vice President, Human Resources since January 1996. Mr. Meskell was an independent consultant to institutions, specializing in the areas of risk management system design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995.

     CRAIG KENDALL has been Vice President, Finance since November 1998. From 1988 to 1998, Mr. Kendall was a senior financial officer for Team Washington, Inc., one of the nation's largest Domino Pizza franchises, which operates in the Washington, D.C. metropolitan area.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following table sets forth, to the Company's knowledge based solely upon a review of reports and other information furnished to it by its directors, officers, greater than 10% beneficial owners of the Company, and other persons subject to the reporting requirements (collectively, the "Reporting Persons"), the Reporting Persons who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended January 3, 1999. Each Reporting Persons' inadvertence to file the reports on a timely basis was due to the broker's failure to report these transactions to the Reporting Persons on a timely basis.

                                                TRANSACTIONS
                                               THAT WERE NOT   KNOWN FAILURE
                                               REPORTED ON A     TO FILE A
                                LATE REPORTS    TIMELY BASIS   REQUIRED FORM
REPORTING PERSON                     (#)            (#)             (#)
------------------------------ -------------- --------------- --------------
Catherine Britton(1) .........       1              5               0
Timothy Cusick(2) ............       2              6               0
Robert Giaimo(3) .............       2              6               0
Ype Von Hengst(4) ............       2              6               0
Craig Kendall(5) .............       3              6               0
Patrick Meskell(6) ...........       2              6               0
Charles Steiner(7) ...........       1              5               0

---------
(1) Ms. Britton made seven purchases of Shares between December 15, 1998 and December 31, 1998, and only two of these purchases were reported timely on Ms. Britton's Form 4 for December 1998 filed on January 8, 1999. Ms. Britton's other five purchases were reported late on an amended Form 4 for December 1998 filed on February 10, 1999.

(2) Mr. Cusick made six purchases of Shares between December 16, 1998 and December 31, 1998, and only one of these purchases was reported timely on Mr. Cusick's Form 4 for December 1998 filed on January 11, 1999. Mr. Cusick's other five purchases were reported late on an amended Form 4 for December 1998 filed on February 10, 1999. In addition, Mr. Cusick was granted an option for 55,000 Shares on December 15, 1998, which should have been reported on a Form 5 by February 17, 1999. Mr. Cusick's option on Form 5 was filed late on March 9, 1999.

(3) Mr. Giaimo was granted an option for 150,000 Shares on December 15, 1998, which should have been reported on a Form 5 by February 17, 1999. Mr. Giaimo's option on Form 5 was filed late on March 9, 1999. In addition, Mr. Giaimo is required to report his spouse's acquisitions of securities, since he is deemed to own such securities indirectly. Consequently, the five purchases reported late by Britton (see Note 1, above) were also reported late by Mr. Giaimo on an amended Form 4 for December 1998 filed on February 10, 1999.

(4) Mr. Von Hengst made six purchases of Shares between December 16, 1998 and December 31, 1998, and only one of these purchases was reported timely on Mr. Von Hengst's Form 4 for December 1998 filed on January, 8, 1999. Mr. Von Hengst other five purchases were reported late on an amended Form 4 for December 1998 filed on February 10, 1999. In addition, Mr. Von Hengst was granted an option for 55,000 Shares on December 15, 1998, which should have been reported on a Form 5 by February 17, 1999. Mr. Von Hengst's option on Form 5 was filed late on March 9, 1999.

(5) Mr. Kendall's employment by the Company began on January 4, 1999, and his holdings in the Company should have been reported on a Form 3 by January 14, 1999. Mr. Kendall's holdings were reported late on a Form 3 filed on March 9, 1999. In addition, Mr. Kendall made one purchase of Shares on January 15, 1999, which should have been reported on a Form 4 by February 10, 1999, and four purchases of Shares during February 1999, which should have been reported on a Form 4 by March 10, 1999. All five purchases were reported late on a Form 4 filed on April 8, 1999.

(6) Mr. Meskell made six purchases of Shares between December 16, 1998 and December 31, 1998, and only one of these purchases was reported timely on Mr. Meskell's Form 4 for December 1998 filed on January 8, 1999. Mr. Meskell's other five purchases were reported late on an amended Form 4 for December 1998 filed on February 10, 1999. In addition, Mr. Meskell was granted an option for 55,000 Shares on December 15, 1998, which should have been reported on a Form 5 by February 17, 1999. Mr. Meskell's option on Form 5 was reported late on March 9, 1999.

(7) The Steiner Family Partnership made six purchases of Shares between December 16, 1998 and December 31, 1998, and only one of these purchases was reported timely on Mr. Steiner's Form 4 for December 1998 filed on January 8, 1999. Mr. Steiner is the managing partner of the Steiner Family Partnership and reports the partnership's securities on his own Form 4 as "indirectly" owned by him. The other five purchases were reported late on an amended Form 4 for December 1998 filed on February 10, 1999.

To the Company's knowledge, all other Reporting Persons complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning compensation paid by the Company with respect to fiscal years 1998, 1997 and 1996 to Robert
T. Giaimo, the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer, and to each of the Company's executive officers whose aggregate annual cash compensation exceeded $100,000 for fiscal year 1998. The following table includes each executive officer's service with the Company's predecessor, Silver Diner Development, Inc. ("SDDI") prior to March 27, 1996, when SDDI merged with FTAC Transition Corporation (the "Merger"). References to Shares subject to options, including those granted by SDDI prior to the Merger, reflect the numbers and corresponding exercise prices of Shares issuable after giving effect to the Merger.


                          SUMMARY COMPENSATION TABLE



                                               ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                     ---------------------------------------- ----------------------------------------------
                                                                                                  AWARDS
                                                                              ----------------------------------------------
                                                                                                       SECURITIES
                                                                                RESTRICTED             UNDERLYING
                                                               OTHER ANNUAL       STOCK                 OPTIONS/
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)   COMPENSATION($)   AWARD(S)($)               SARS(#)
----------------------------- ------ ----------- ---------- ----------------- ------------- --------------------------------
Robert T. Giaimo ............ 1998     269,544          0          6,000           0                     550,000(1),(2)
 Chairman of the Board,       1997     250,000     50,000         18,000           0                           0
 President, Chief Executive   1996     240,000          0         18,000           0                           0
 Officer and Treasurer
Ype Von Hengst .............. 1998     129,144          0          6,000           0                     205,000(4),(5),(2)
 Director, Vice President,    1997     105,000     12,500          6,000           0                           0
 Executive Chef and           1996     105,000     11,814          6,000           0                           0
 Secretary
Patrick Meskell ............. 1998     103,579      5,000          6,000           0                     155,000(7),(5),(2)
 Senior Vice President,       1997      93,690     17,500          6,000           0                           0
 Human Resources              1996      90,000          0          6,000           0                           0
Timothy Cusick .............. 1998     103,737          0          6,000           0                     155,000(7),(5),(2)
 Area Director of             1997      94,792     12,500          6,000           0                           0
 Operations                   1996      75,186          0          6,000           0                           0



                               LONG-TERM
                               COMPENSATION
                              -------------
                                 PAYOUTS
                              ------------
                                  LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION    PAYOUTS($)   COMPENSATION($)
----------------------------- ------------ ----------------
Robert T. Giaimo ............      0            56,358(3)
 Chairman of the Board,            0            49,037(3)
 President, Chief Executive        0            44,691(3)
 Officer and Treasurer
Ype Von Hengst ..............      0            27,535(6)
 Director, Vice President,         0            25,573(6)
 Executive Chef and                0            17,049(6)
 Secretary
Patrick Meskell .............      0                 0
 Senior Vice President,            0                 0
 Human Resources                   0                 0
Timothy Cusick ..............      0                 0
 Area Director of                  0                 0
 Operations                        0                 0

---------
(1) Includes an option to purchase up to 150,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% on September 15, 2008, except that 100% of the option may vest in 1999 or in 2000 if the preopening budgets of all new stores opened in the applicable year, 1999 or 2000, (the "New Stores") are met and if the Company's actual net income from either January 1, 1999 through December 31, 1999 or from January 1, 2000 through December 31, 2000 is a positive number, after eliminating any preopening expenses attributable to New Stores, excluding the income and expenses of all New Stores for the first six months of each New Store's operation, and adjusting write-offs of fixed assets. Also includes an option to purchase up to 400,000 Shares at $1.238 per Share through December 14, 2003, which vests, except as provided in Note 2 below, as follows: (a) 120,000 on December 29, 1998, (b) 80,000 on December 29, 1999, (c) 80,000 on December 29, 2000, and (d) 120,000 on December 29,
    2001.

(2) An additional 18% of the option may vest earlier each time the market price of the Shares is initially greater than $5.00 per Share, $7.50 per Share and $10 per Share, with the option vesting 100% when the market price is greater than $12.00 per Share.

(3) Includes the annual premiums the Company paid on a $3,000,000 split dollar life insurance policy on the life of Mr. Giaimo. The 1996 amount includes $12,000 in term life insurance premiums for Mr. Giaimo paid by SDDI.

(4) Includes an option to purchase up to 55,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% at December 31, 2005, except as provided in Note 5 below. Also includes an option to purchase up to 150,000 Shares at $1.125 per Share through December 28, 2007, which vests, except as provided in Note 2 above, as follows: (a) 45,000 Shares on December 29, 1998, (b) 30,000 on December 29,1999, (c) 30,000 on December
    29, 2000, and (d) 45,000 on December 29, 2001.

(5) The option may vest earlier, as follows: (a) 25,000 Shares may vest immediately if the Company's actual net income for 1999 exceeds the Company's budgeted net income by at least $300,000; (b) 20,000 Shares may vest immediately if the Company's actual net income for 1999 exceeds budgeted net income by $200,000 or more but less than $300,000; (c)15,000 Shares may vest immediately if the Company's actual net income for 1999 exceeds budgeted net income by $100,000 or more but less than $200,000; and (d) 10,000 Shares may vest immediately if the Company's actual net income for 1999 exceeds budgeted net income by less than $100,000. The Board has the ability to set other performance criteria for accelerating the vesting of the option in future years.

(6) Includes the annual premiums the Company paid on a $1,500,000 split dollar life insurance policy on the life of Mr. Von Hengst.

(7) Includes an option to purchase up to 55,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% at December 31, 2005, except as provided in Note 5 above. Also includes an option to purchase up to 100,000 Shares at $1.125 per Share through December 28, 2007, which vests, except as provided in Note 2 above, as follows: (a) 30,000 Shares on December 29, 1998, (b) 20,000 on December 29,1999, (c) 20,000 on December
    29, 2000, and (d) 30,000 on December 29, 2001.



STOCK OPTIONS

     Options for 1,180,000 Shares were granted to executive officers during the year ended January 3, 1999, including 60,000 granted to Daniel Brannan, which expired prior to the fiscal year-end following the termination of Mr. Brannan's employment by the Company during 1998. The following table provides information as to grants of stock options made during the fiscal year ended January 3, 1999, and held by the following executive officers. No stock appreciation rights with respect to the Shares were outstanding at such date.


                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



                              NUMBER OF       PERCENT OF
                              SECURITIES    TOTAL OPTIONS/
                                UNDER-       SARS GRANTED
                                LYING        TO EMPLOYEES
                               OPTIONS/     IN FISCAL YEAR
                                 SARS            ENDED          EXERCISE OF
NAME                         GRANTED (#)       1/3/99(1)     BASE PRICE ($/SH)
-------------------------- --------------- ---------------- -------------------
Robert T. Giaimo .........     400,000            35.0            $ 1.238
                               150,000            13.1            $ 0.625
Timothy Cusick ...........     100,000             8.7            $ 1.125
                                55,000             4.8            $ 0.625
Craig Kendall ............      55,000             4.8            $ 0.625
Patrick Meskell ..........     100,000             8.7            $ 1.125
                                55,000             4.8            $ 0.625
Ype Von Hengst ...........     150,000            13.1            $ 1.125
                                55,000             4.8            $ 0.625
Daniel Brannan ...........      60,000(2)          5.2            $ 1.125



                                            MARKET PRICE
                                              ON DATE     EXPIRATION     GRANT DATE
NAME                        DATE OF GRANT     OF GRANT       DATE      PRESENT VALUE $
-------------------------- --------------- ------------- ------------ ----------------
Robert T. Giaimo .........    12/15/98        $ 0.625     12/14/03            0
                              12/15/98        $ 0.625     12/14/08            0
Timothy Cusick ...........    12/29/97        $ 1.125     12/28/07            0
                              12/15/98        $ 0.625     12/14/08            0
Craig Kendall ............    12/15/98        $ 0.625     12/14/08            0
Patrick Meskell ..........    12/29/97        $ 1.125     12/28/07            0
                              12/15/98        $ 0.625     12/14/08            0
Ype Von Hengst ...........    12/29/97        $ 1.125     12/28/07            0
                              12/15/98        $ 0.625     12/14/08            0
Daniel Brannan ...........    12/29/97        $ 1.125    expired(2)           0

---------
(1) As of January 3, 1999 options for 1,143,500 Shares under the Stock Option Plan were outstanding.

(2) Mr. Brannan's option for 60,000 Shares expired as follows: (a) the non-vested portion of the Shares, representing 54,000 Shares, expired on December 3, 1998, upon the termination of Mr. Brannan's employment, and (b) the vested portion of the Shares, or 6,000 Shares, expired on January 2, 1999.

     The following table provides information as to the number and value of options during the year ended January 3, 1999 held by the following executive officers. No stock appreciation rights with respect to the Shares were outstanding at such date.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/SAR VALUES(1)



                                                          NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                            SHARES                       UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/SARS
                           ACQUIRED                  OPTIONS/SARS AT FISCAL YEAR END         AT FISCAL YEAR END(2)
                              ON          VALUE    ----------------------------------- ----------------------------------
NAME                      EXERCISE(#)  REALIZED($)  EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE($)   UNEXERCISABLE($)
------------------------ ------------ ------------ ---------------- ------------------ ---------------- -----------------
Robert T. Giaimo .......      0            0           120,000           430,000                 0           28,200
Ype Von Hengst .........      0            0            45,000           160,000                 0           10,340
Patrick Meskell ........      0            0            80,007           175,009            16,256           14,405
Timothy Cusick .........      0            0            45,516           137,023             3,129           10,628
Daniel Brannan .........      0            0                 0                 0                 0                0

---------
(1) Information pertains to options as there were no stock appreciation rights issued or outstanding during the period concerned for the named individuals.


(2) Represents the difference between the fair market value of the Shares subject to the options, based on the closing price of $0.813 for the Shares on December 31, 1998 (the final trading day of the year ended January 3, 1999), and the exercise prices of the options.



BENEFIT PLANS

     The Company provides insurance benefits to its officers and other employees, including health, dental, and life insurance, subject to certain deductibles and co-payments by employees.


EMPLOYMENT AGREEMENTS

     FOUNDER'S EMPLOYMENT AGREEMENT. The Company and Robert T. Giaimo entered into a Founder's Employment Agreement on August 28, 1995, effective as of March 27, 1996, and amended on November 9, 1998. The base compensation under the Founder's Employment Agreement is $240,000 per annum, increased annually at a minimum amount equal to the increase in the Consumer Price Index for the Washington, D.C., Maryland, and Virginia metropolitan area (the "Base Compensation"). Benefits under the agreement include four weeks paid vacation, health and dental insurance, life and disability insurance, director and officer liability insurance and a $3,000,000 "split-dollar" life insurance agreement. Perquisites include an up to $500 per month car allowance, an education fee of $1,000 per month, and free shift meals.

     The Founder's Employment Agreement had an initial term of five years and, starting on its first anniversary, was renewable for five years from each anniversary. If at any such anniversary the Board does not renew, the agreement will expire five years from such anniversary (the five-year period beginning on such anniversary is referred to as the "Expiration Term"). The Founder's Employment Agreement was renewed on April 13, 1998 and, as renewed, expires in March 2003. The Board will consider renewal of the Founder's Employment Agreement at its next Board meeting.

     During the Expiration Term, Mr. Giaimo may, upon at least sixty days prior written notice, terminate the Founder's Employment Agreement immediately and such termination shall be an "Involuntary Resignation." If an Involuntary Resignation occurs, Mr. Giaimo shall be entitled to a severance amount equal to: (i) his base compensation, including all bonuses, for the immediately preceding fiscal year (the "Annual Amount"), (ii) divided by 365, and (iii) multiplied by the number of days remaining in the Expiration Term, provided that the severance amount paid to Mr. Giaimo due to an Involuntary Resignation shall not exceed three times the Annual Amount.

     Mr. Giaimo may also terminate the agreement by reason of a material breach by the Company (as specified in the Founder's Employment Agreement). If Mr. Giaimo terminates the Founder's Employment Agreement within the first five years of the agreement for a material breach by the Company, he shall be entitled to receive the Annual Amount multiplied by ten. If the material breach occurs after the first five years of the agreement, the Annual Amount shall be multiplied by five. Additionally, if a termination for a material breach occurs prior to the earlier of (i) the end of the first five years of the agreement, or (ii) the completion of an underwritten public offering of the Company's Shares from which it realizes $15,000,000, then the Company shall be obligated, at the employee's option, to purchase all of Mr. Giaimo's Shares at fair market value.

     The Company may terminate the agreement upon the death or disability of Mr. Giaimo or for cause. If terminated for death, the Mr. Giaimo's estate shall be entitled to receive all accrued compensation plus a severance amount equal to one year's Base Compensation (as adjusted to the date of death). The decedent's family will also be provided health insurance for one year from date of death. If terminated for disability, Mr. Giaimo shall be entitled to receive all accrued compensation plus a severance amount equal to his then current Base Compensation for a period of five years, but reduced dollar for dollar by all amounts received by the employee under disability insurance. If terminated for cause, Mr. Giaimo shall be entitled to receive all accrued compensation.

     EXECUTIVE EMPLOYMENT AGREEMENT. The Company and Ype Von Hengst entered into an Employment Agreement effective as of November 9, 1998. The base salary under the Employment Agreement is $125,000 per annum through December 31, 1998, $150,000 per annum from January 1, 1999 through December 31, 1999, and increased annually at a minimum amount equal to the increase in the Consumer Price Index for the Washington, D.C., Maryland, and Virginia metropolitan area beginning January 1, 2000 (the "Base Salary"). Benefits under the agreement include health and dental insurance, life and disability insurance, and participation in stock options, bonus plans and other benefit plans customarily made available to executive employees of the Company.

     In consideration of Mr. Von Hengst entering into the agreement, the Company extended a $100,000 non-recourse loan (the "Loan") to Mr. Von Hengst, subject to his execution of a promissory note and secured by his 182,881 Shares in the Company (the "Collateral"). Beginning December 31, 1999, Mr. Von Hengst is also entitled to an annual bonus of an amount equal to $20,000 plus accrued and unpaid interest on the Loan (the "Bonus"). The Bonus is not paid directly to Mr. Von Hengst, but is applied to repay the outstanding principal and interest under the Loan. The term of the Employment Agreement is from November 9, 1998 to December 31, 2003.

     Under the Employment Agreement, Mr. Von Hengst agrees, except as required by the performance of his duties, not to disclose or use any Confidential Information of the Company or its affiliates, which is defined as all information disclosed to him or known by him as a consequence of or through his employment with the Company where such information is not generally known in the trade or industry and where such information refers or relates in any manner to the business activities of the Company. During the term of the Employment Agreement and for a period of twelve consecutive months after the termination of the Employment Agreement, Mr. Von Hengst agrees, except as required by the performance of his duties, not to induce, attempt to induce, counsel, advise, solicit or encourage any person to leave the employ of the Company or, with respect to any person who had left the employ of the Company within the previous six months, not to engage in any of the above activities in connection with such former employee's acceptance of employment with any person or entity other than the Company. For a period of twelve consecutive months after the termination of the Employment Agreement for any reason other than a termination without cause, Mr. Von Hengst agrees not to (i) engage in the "diner business" anywhere in the United States; (ii) engage in competition with the Company within a 10 mile radius of any Company owned or franchised facility or planned facility; or (iii) directly or indirectly, either individually or in any other capacity, work for, consult with or otherwise assist Movenpick, its parent corporation, affiliates and subsidiaries, in the development of "diners."

     Mr. Von Hengst may terminate his Employment Agreement at any time upon sixty days written notice ("Voluntary Resignation"). Upon receipt of such notice, the Company may elect to relieve Mr. Von Hengst of any or all of his duties or terminate him immediately. The Company may terminate the agreement for cause (as that term is defined in the Employment Agreement), upon the death or disability of Mr. Von Hengst, or without cause. If the agreement is terminated by Voluntary Resignation or for cause, (i) the Company's obligation to pay the Base Salary, Bonus and medical benefits shall cease immediately on the date of termination; and (ii) the principal balance under the Loan shall be extinguished, and all right, title and interest in the Collateral shall vest immediately with the Company. If the agreement is terminated for death (i) the Company's obligation to pay the Base Salary, Bonus and medical benefits shall cease immediately on the date of termination; and (ii) the principal balance under the Loan shall be extinguished, and all right, title and interest in the Collateral shall vest with Mr. Von Hengst (or his estate or heirs). If terminated for disability, defined as the inability to perform the essential function of the job, with or without accommodation, for at least 180 consecutive days, (i) Mr. Von Hengst's right to the Base Salary and Bonus shall cease on the date of termination, (ii) the Company shall make the medical benefits available to Mr. Von Hengst for a period of eighteen months following termination, the costs of which shall be paid by the Company for the first twelve months of such period; and (iii) the principal balance under the Loan shall be extinguished, and all right, title and interest in the Collateral shall vest with Mr. Von Hengst (or his estate or heirs). If terminated without cause, (i) Mr. Von Hengst shall be entitled to the Base Salary, Bonus, and medical benefits for a one year period commencing with the date of termination; and (ii) the principal balance under the Loan shall be extinguished, and all right, title and interest in the Collateral shall vest with Mr. Von Hengst (or his estate or heirs).

     OFFICER EMPLOYMENT AGREEMENTS. The Company entered into letter agreements on March 4, 1999, with Craig Kendall, Timothy Cusick, and Patrick Meskell. Mr. Meskell's letter agreement on March 4, 1999, supersedes his letter agreement with the Company dated December 4, 1995. The agreements provide for Mr. Kendall's employment as Vice President, Finance with a base salary of $125,000 per annum, Mr. Cusick's employment as Area Director of Operations with a base salary of $104,000 per annum, and Mr. Meskell's employment as Senior Vice President, Human Resources with a base salary of $104,000, with future adjustments to each employee's base salary to be determined by the Board. In addition, each employee is entitled to (i) participate in bonus and stock option plans made available to executive employees of the Company; (ii) receive a $500 per month car allowance, (iii) receive life insurance coverage in the amount of $500,000; (iv) participate in group health and dental plans generally offered to employees of the Company; (v) receive long term disability insurance coverage in amount of approximately 60% of the employee's base salary per month, subject to a 90 day initial waiting period; (vi) receive three weeks paid vacation that does not accrue or carry over from one year to the next; and
(vii) receive sick leave and other benefits, in accordance with the Company's policies for its executives. Each employee agrees to enter into confidentiality and non-competition agreements with the Company.

     Each of the agreements are terminable at any time by either party thereto. However, if the Company terminates the agreement, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary. If the employee resigns after providing at least three months prior notice, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary payable after resignation on the same schedule as the salary that was paid before resignation. If the employee resigns without providing at least three months prior notice, (i) all stock options and all stock purchase rights granted under the Stock Option Plan to the employee (a) subsequent to March 1, 1999, (b) on December 15, 1997, and (c) to Mr. Cusick and Mr. Meskell on December 29, 1997 will be terminated on the date of resignation; and (ii) the employee will sell and the Company will purchase all Shares of the Company acquired by the employee pursuant to stock options or stock purchase rights within six months prior to the date of resignation at a purchase price equal to the price paid for the Shares.


NON-EMPLOYEE DIRECTOR COMPENSATION

     Pursuant to the 1996 Non-Employee Director Stock Option Plan, each non-employee director was granted an option to purchase 1,000 Shares on the first day of each calendar quarter in the year ended January 3, 1999. Options granted may be exercised at a price equal to 100% of the fair market value on the date of grant. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from the date of grant, and vest immediately. During the year ended January 3, 1999, each of the Company's non-employee directors, other than Michael Collier, who became a Director in March 1999 to fill the vacancy left by Clinton A. Clark, received options to purchase an aggregate of 4,000 Shares of the Company, none of which were exercised as of January 3, 1999. Other than the option grants and the reimbursement of certain expenses, Non-Employee Directors received no other compensation for service as directors for the year ended January 3, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of May 3, 1999, the Company had 11,769,583 Shares issued and outstanding. The following table sets forth, to the Company's knowledge as of May 3, 1999, the beneficial ownership of Shares by each person or entity beneficially owning more than 5% of the Shares, each director, each nominee, and certain executive officers, individually, and all directors and executive officers as a group.



                                                                    AMOUNT AND NATURE
NAME AND ADDRESS(1) OF BENEFICIAL OWNER                        OF BENEFICIAL OWNERSHIP(2)   PERCENT(3)
------------------------------------------------------------- ---------------------------- -----------
Catherine Britton ...........................................          2,500,612(4),(5)         21.2
Michael Collier .............................................             85,049(6)               *
Robert T. Giaimo ............................................          1,453,339(7)             12.2
Ype Von Hengst ..............................................            247,498(8)              2.1
Edward H. Kaplan ............................................            459,759(9),(5)          3.9
Craig Kendall ...............................................             22,222(10)              *
Patrick Meskell .............................................            127,578(11)             1.1
George A. Naddaff ...........................................            251,961(12),(5)         2.1
Louis P. Neeb ...............................................             38,906(13),(5)          *
Charles M. Steiner ..........................................            627,466(14),(5)         5.3
Douglas M. Suliman, Jr. .....................................            176,397(15),(5)         1.5
Timothy Cusick ..............................................             57,328(16)              *
Oppenheimer Enterprise Fund and Oppenheimer Discovery Fund ..            750,000(17)             6.4
All directors and executive officers as a group (12 persons)           5,440,294(18)            44.6

"*" means less than 1%
---------
(1) The address for each beneficial owner listed above is Silver Diner, Inc., 11806 Rockville Pike, Rockville, Maryland 20852, except for Oppenheimer Enterprise Fund and Oppenheimer Discovery Fund, whose address is Two World Trade Center, 34th Floor, New York, New York 10048.

(2) Unless otherwise stated in Notes 4 through 16 below, all references to options are to options exercisable currently and within 60 days of May 3, 1999.

(3) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of Shares outstanding (11,769,583) increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The denominator used to calculate the percentage of beneficial ownership of all directors and executive officers as a group is the sum of the total number of Shares outstanding (11,769,583) and all outstanding options held by directors and executive officers that are exercisable within 60 days.

(4) Includes: (a) 2,467,609 directly owned Shares; (b) options to purchase 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 below; and (c) 20,003 Shares assigned to Ms. Britton by Robert T. Giaimo which are subject to an option held by Mr. Clinton A. Clark at an exercise price of $3.60 per Share through April 5, 2004. Does not include 1,453,339 Shares beneficially owned by Mr. Giaimo, Ms. Britton's spouse. Ms. Britton disclaims beneficial ownership of the Shares beneficially owned by Mr. Giaimo.

(5) Each non-employee director other than Mr. Collier (six persons) holds options for 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the following prices: (a) 1,000 at $6.50 per Share; (b) 1,000 at $5.625 per Share; (c) 1,000 at $5.375 per Share;
    (d) 1,000 at $3.8125 per Share; (e) 1,000 at $3.4375 per Share; (f) 1,000
    at $3.125 per Share; (g) 1,000 at $2.125 per Share; (h) 1,000 at $1.25 per
    Share; (i) 1,000 at $1.25 per Share; (j) 1,000 at $1.125 per Share; (k)
    1,000 at $0.969 per Share; (l) 1,000 at $0.8125 per Share; and (m) 1,000
    at $0.938 per Share.

(6) Includes: (a) 51,857 directly owned Shares; (b) options to purchase 26,069 Shares granted under the 1991 Stock Option Plan at an exercise price of $.003 per Share; (c) options to purchase 6,123 Shares granted under the 1996 Consultant Stock Option Plan at an exercise price of $3.812 per Share; and (d) options to purchase 1,000 Shares granted under the Non-Employee Director Stock Option Plan at an exercise price of $0.938 per Share. Of the 51,857 Shares directly owned by Mr. Collier, 31,672 are subject to the terms of a voting agreement described in clause (d) of Note 7.

(7) Includes: (a) 300,000 directly owned Shares; (b) options to purchase 120,000 Shares granted under the Stock Option Plan at an exercise price of $1.238 per Share; (c) 478,334 Shares owned of record by four persons who were principals of the Company prior to March 27, 1996, which are subject to a voting agreement as described in Note 12; and (d) 555,005 Shares owned of record by stockholders of the Company that are subject to voting agreements. The voting rights described in clause (d) above were granted to Mr. Giaimo pursuant to the voting agreements that grant to Mr. Giaimo an irrevocable right to vote with respect to all matters in which stockholder approval is required under the Delaware General Corporation Law, including, without limitation, voting such stockholders' Shares in favor of nominees to the Board and for or against any and all matters that may come before the Company's stockholders for a vote. The appointment survives until the earliest of five years after March 27, 1996, the public offering of Shares by the Company from which the Company realizes $15 million or more, or the death of the stockholder. The 1,453,339 Shares beneficially owned by Mr. Giaimo do not include any Shares beneficially owned by Catherine Britton, Mr. Giaimo's spouse. Mr. Giaimo disclaims beneficial ownership of Shares beneficially owned by Catherine Britton. The 1,453,339 Shares beneficially owned by Mr. Giaimo also do not include Shares issuable upon the exercise of certain outstanding stock option agreements issued to employees of the Company ("Options") that will be subject to the terms of voting agreements between the holders of such Options and Mr. Giaimo ("Voting Agreements"). Pursuant to the Voting Agreements, Mr. Giaimo would have the sole power to vote the Shares issued upon the exercise of such Options until the earliest to occur of: (i) March 27, 2001; (ii) an underwritten public offering by the Company from which it realizes at least $15 million; or (iii) if applicable, termination of the optionee's employment with the Company as a result of death or incapacity. An aggregate of approximately 279,876 Shares issuable upon exercise of Options would be subject to the Voting Agreements. Of such Options, approximately 209,112 are currently exercisable through June 24, 1999 (including approximately 122,268 with an exercise price of less than $.01 per Share and approximately 86,844 with an exercise price between $2.25 and $4.05 per Share) and approximately 70,764 are not exercisable within such period (including approximately 6,082 with an exercise price of less than $.01 per Share and approximately 64,682 with an exercise price of between $2.25 and $4.05 per Share). Mr. Giaimo would have sole power to vote the approximately 209,112 Shares underlying the currently exercisable Options, if such Options were exercised.

(8) Includes: (a) 202,498 directly owned Shares; and (b) options to purchase 45,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share. Of the 202,498 Shares directly owned by Mr. Von Hengst, 182,881 are subject to the terms of a voting agreement described in clause
    (d) of Note 7.

(9) Includes: (a) 441,759 directly owned Shares; (b) options to purchase 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above, and (c) options to purchase 5,000 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share.

(10) Includes 22,222 directly owned Shares.

(11) Includes: (a) 47,570 directly owned Shares; (b) options to purchase 20,003 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share; (c) options to purchase 30,005 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share; and (d) options to purchase 30,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(12) Includes: (a) options to purchase 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above; and (b) 238,961 Shares owned by Sliver, LLC, which is owned 50% by Mr. Naddaff and 50% by Mr. Naddaff's spouse, and is managed by Business Expansion Capital Corporation, a corporation wholly-owned by Mr. Naddaff. Sliver, LLC has granted voting rights to Robert T. Giaimo with respect to its 238,961 Shares pursuant to the FTAC Voting and Lockup Agreement, as amended by an Addendum thereto, which provides that Robert T. Giaimo has an irrevocable right to vote the 238,961 Shares with respect to all matters in which stockholder approval is required under the Delaware General Corporation Law. The right survives until the earlier of (i) five years after March 27, 1996; (ii) the death of the stockholder; or (iii) the sale by Robert T. Giaimo of 50% or more of his Shares. Notwithstanding the foregoing, up to 25% of such Shares may be transferred free of the voting restriction during the period commencing 36 months after March 27, 1996 and ending 48 months after such time and up to a total of 50% of such Shares may be transferred free of the voting restrictions during the period commencing 48 months after March 27, 1996 and ending 60 months after such time. In addition, a security interest in the Shares may be granted at any time after 36 months after March 27, 1996 and in the event of a default with respect to such secured debt the Shares may be sold free and clear of such right.

(13) Includes: (a) 13,334 Shares held of record by Neeb Enterprises, Inc., a corporation wholly-owned by Mr. Neeb and of which Mr. Neeb is President and a Director; (b) options to purchase 12,572 Shares granted under the 1991 Stock Option Plan at the exercise price of $.003 per Share; and (c) options to purchase 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above.

(14) Includes: (a) 559,466 Shares held of record by the Steiner Family Partnership (Mr. Steiner owns a 25% interest in and is the managing partner of The Steiner Family Partnership and, therefore, may be deemed to beneficially own all Shares held of record by such partnership (except to the extent of his 25% ownership interest in The Steiner Family Partnership, Mr. Steiner disclaims beneficial ownership of such Shares));
     (b) 50,000 Shares held by the Branch Group, Inc. 401(k) Profit Sharing Plan (Mr. Steiner is sole trustee of the Branch Group, Inc. 401(k) Profit Sharing Plan and one of a number of beneficiaries thereof, holding an approximate 7% interest in the plan); (c) options to purchase 5,000 Shares under the 1991 Stock Option Plan at the exercise price of $4.05 per Share; and (d) options to purchase 13,000 Shares under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above.

(15) Includes: (a) 163,397 directly owned Shares; and (b) options to purchase 13,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above. Of the 163,397 Shares directly owned by Mr. Suliman, 154,307 Shares are subject to a voting agreement similar to the voting agreement described in Note 12 above.

(16) Includes: (a) 11,812 directly owned Shares; (b) options to purchase 11,667 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share; (c) options to purchase 3,849 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share; and (d) options to purchase 30,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(17) 50,000 Shares are beneficially owned by Oppenheimer Enterprise Fund, and 700,000 Shares are beneficially owned by Oppenheimer Discovery Fund, based on information provided to the Company by the foregoing Funds on April 9, 1997.

(18) The total Shares beneficially owned by all directors and executive officers as a group was calculated by taking the sum of all Shares beneficially-owned by each director and executive officer, as reflected in the table, and reducing that number to avoid double counting of those Shares which are subject to a proxy given to Mr. Giaimo, as follows: (a) 31,672 Shares held by Mr. Collier; (b) 182,881 Shares held by Mr. Von Hengst; (c) 238,961 Shares held by Mr. Naddaff; and (d) 154,307 Shares held by Mr. Suliman.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SILVER DINER POTOMAC MILLS, INC. Pursuant to lease agreements dated October 14, 1991 and May 27, 1992, the Company leases the Silver Diner restaurant in Potomac Mills, Virginia (the "Potomac Mills Restaurant") from Silver Diner Potomac Mills, Inc. ("SDPMI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company. The leases require the payment of an annual base rent, with annual adjustments based on the Consumer Price Index, and the payment of percentage rent based on gross receipts. The leases expire in late 2011. For the years ending January 3, 1999, December 28, 1997, and December 29, 1996, occupancy costs were $355,000, $350,000 and $389,000, respectively, in rent and related pass through costs associated with the leases.

     ROBERT GIAIMO DEVELOPMENT, INC. On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc. ("RGDI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company, an undivided 70% interest in the parcel of land used as a parking lot for the Potomac Mills Restaurant. The total purchase price of the land was $408,000, of which $267,000 was borrowed from a bank, secured by the land, bearing interest of 9.25% annually, and due to mature in June 1999.

     The Company assumed a management agreement entered into between RGDI with SDPMI (the "Management Agreement"), which provides that the Company is the exclusive manager of the Potomac Mills Restaurant, is entitled to receive all of the net profits (as defined in the Management Agreement) from the Potomac Mills Restaurant, and is responsible for paying all operating costs and expenses of the restaurant, including rent. The Management Agreement is unlimited in duration and can only be terminated by mutual agreement of the Company and SDPMI, or following notice that the Company failed to meet its management obligations and responsibilities. RGDI has granted the Company an option to purchase the Potomac Mills Restaurant for an amount equal the fair market value, on the date of purchase, as determined by an appraisal.

     LOAN TO YPE VON HENGST. In connection with his entering into an employment agreement with the Company on November 9, 1998, Ype Von Hengst, a Director and officer of the Company, received a $100,000 loan from the Company, secured by his 182,881 Shares in the Company and bearing interest at 5.25% annually. The loan and accrued interest is to be repaid annually by applying an annual bonus received by Mr. Von Hengst beginning December 31, 1999.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILVER DINER, INC.

Date: May 3, 1999                       By: /s/ Robert T. Giaimo
                                        --------------------------------------
                                        Robert T. Giaimo
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                 Date

/s/ Robert T. Giaimo         President, Chief Executive Officer    May 3, 1999
--------------------
Robert T. Giaimo             Director


/s/ Craig Kendall            Vice President, Finance               May 3, 1999
-------------------------
Craig Kendall


/s/ Catherine Britton        Director                              May 3, 1999
-------------------------
Catherine Britton


/s/ Ype Hengst               Director                              May 3, 1999
-------------------------
Ype Hengst


/s/ Charles Steiner          Director                              May 3, 1999
-------------------------
Charles Steiner


/s/ Michael Collier          Director                              May 3, 1999
-------------------------
Michael Collier

                             Director                              May 3, 1999
-------------------------
Edward H. Kaplan


                             Director                              May 3, 1999
-------------------------
George A. Naddaff


                             Director                              May 3, 1999
-------------------------
Louis P. Neeb


                             Director                              May 3, 1999
-------------------------
Douglas M. Suliman