Form 10-Q
period 1999-04-25
SILVER DINER INC /DE/
filed 1999-06-09
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 25, 1999
                           Commission File No. 0-24982


                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      04-3234411
---------------------------------        ---------------------------------------
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

     Common Stock, $.00074 par value, outstanding as of May, 15, 1999:
11,797,024 shares

                       SILVER DINER, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets as of April 25, 1999
                   and January 3, 1999                                       3

                   Consolidated Statements of Operations for the Sixteen
                   weeks ended April 25, 1999 and April 19, 1998             4

                   Consolidated Statements of Cash Flows for the Sixteen
                   weeks ended April 25, 1999 and April 19, 1998             5

                   Notes to Consolidated Financial Statements                6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

                   Signature                                                12

ITEM 2.  FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 April 25,       January 3,
                                                                                   1999            1999
                                                                               ------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                 $  2,415,869    $  1,611,757
     Marketable securities available for sale                                          --           746,597
     Inventory                                                                      120,734         139,039
     Prepaid rent                                                                      --           182,796
     Incentive rebates                                                               44,112          61,410
     Prepaid expenses and other current assets                                      130,994         110,666
                                                                               ------------    ------------
          Total current assets                                                    2,711,709       2,852,265

Property, equipment and improvements, net                                        15,873,882      16,117,417

Due from related parties                                                            128,656         126,516
Goodwill, net                                                                     2,242,314       2,299,082
Deposits and other                                                                  252,445         243,217
                                                                               ------------    ------------
          Total assets                                                         $ 21,209,006    $ 21,638,497
                                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                       $  1,842,548    $  1,960,222
   Note payable                                                                     267,000         267,000

Deferred rent liability                                                           1,168,912       1,173,280
                                                                               ------------    ------------
          Total liabilities                                                       3,278,460       3,400,502

Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized, none
     issued                                                                            --              --
     Common stock, $.00074 par value, 20,000,000 shares authorized; at April
     25, 1999, 11,797,024 shares issued and outstanding; at January 3, 1999,
     11,585,510 shares issued and outstanding                                         8,570           8,558
     Additional paid-in capital                                                  30,689,146      30,688,714

     Unearned compensation                                                         (247,853)       (252,453)
     Accumulated deficit                                                        (12,519,317)    (12,206,824)
                                                                               ------------    ------------
          Total stockholders' equity                                             17,930,546      18,237,995
                                                                               ------------    ------------

          Total liabilities and stockholders' equity                           $ 21,209,006    $ 21,638,497
                                                                               ============    ============


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Sixteen Weeks Ended
                                                                         ----------------------------
                                                                           April 25,       April 19,
                                                                             1999            1998
                                                                         ------------    ------------
Net sales                                                                $  8,719,730    $  8,278,933

Restaurant costs and expenses
     Cost of sales                                                          2,266,815       2,312,904
     Labor                                                                  2,980,644       2,863,545
     Operating                                                              1,435,595       1,376,042
     Occupancy                                                                885,594         868,400
     Depreciation and amortization                                            366,423         396,481
                                                                         ------------    ------------

          Total restaurant costs and expenses                               7,935,071       7,817,372
                                                                         ------------    ------------

          Restaurant operating income                                         784,659         461,561

General and administrative expenses                                         1,026,967         866,008
Depreciation and amortization                                                  99,299          86,800
                                                                         ------------    ------------

     Operating loss                                                          (341,607)       (491,247)

Interest expense                                                                7,684           9,742
Investment income                                                             (36,794)        (50,577)
                                                                         ------------    ------------

     Loss before cumulative effect of a change in accounting principle       (312,497)       (450,412)

Cumulative effect of a change in accounting principle                            --          (326,868)
                                                                         ------------    ------------


     NET LOSS                                                            $   (312,497)   $   (777,280)
                                                                         ============    ============

Basic and diluted loss per common share

     Loss per common share before cumulative effect of a change in
     accounting principle                                                $      (0.03)   $      (0.04)
     Cumulative effect of a change in accounting principle                       --             (0.03)
                                                                         ------------    ------------

     Net loss per common share                                           $      (0.03)   $      (0.07)
                                                                         ============    ============

Weighted average shares outstanding                                        11,797,024      11,596,304
                                                                         ============    ============

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES,
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Sixteen Weeks Ended
                                                                                     April 25,      April 19,
                                                                                       1999           1998
                                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $  (312,497)   $  (777,280)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
     Cumulative effect of a change in accounting principle                                 --          326,868
     Depreciation and amortization                                                      465,722        483,281
     Compensation expense - stock options and deferred compensation                      15,044         58,480
     Changes in operating assets and liabilities
          Inventory                                                                      18,305         26,511
          Prepaid rent                                                                  182,796
          Incentive rebates                                                              17,298
          Prepaid expenses and current assets                                           (20,328)       (41,902)
          Deposits and other                                                             (2,019)       (13,807)
          Accounts payable and accrued expenses                                        (117,674)         8,520
          Deferred rent liability                                                        (4,368)       (13,671)
          Advances to officer and employees                                              (2,140)          --
                                                                                    -----------    -----------

Net cash provided by operating activities                                               240,139         57,000
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                    (172,624)      (517,919)
Purchases of marketable securities available for sale                                      --         (729,938)
Maturities of marketable securities available for sale                                  746,597           --
                                                                                    -----------    -----------

Net cash provided by (used in) investing activities                                     573,973     (1,247,857)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                                               (10,000)          --
Purchase of treasury stock                                                                 --          (22,500)
                                                                                    -----------    -----------

Net cash used in financing activities                                                   (10,000)       (22,500)
                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    804,112     (1,213,357)
Cash and cash equivalents at beginning of the period                                  1,611,757      1,597,430
                                                                                    -----------    -----------

Cash and cash equivalents at end of the period                                      $ 2,415,869    $   384,073
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                                             $     7,684    $     9,742
                                                                                    ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

          Construction payables included in accounts payable and accrued expenses   $      --      $    61,890
                                                                                    ===========    ===========

     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIXTEEN WEEKS ENDED APRIL 25, 1999 AND APRIL 19, 1998
                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended April 25, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

2. CHANGE IN ACCOUNTING PRINCIPLE

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

Prior to the sixteen weeks ended April 19, 1998, the Company has capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over twelve months from the date of opening. For the sixteen weeks ended April 19, 1998, the Company elected early application of SOP 98-5. As a result of the early application, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for the sixteen weeks ended April 19, 1998.

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

GENERAL

The Company currently operates ten Silver Diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are no Silver Diners under construction. The Company is pursuing additional locations in the Philadelphia/Southern New Jersey market and throughout the Mid-Atlantic region. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                                                Sixteen Weeks Ended
                                                                             -------------------------
                                                                              April 25,      April 19,
                                                                                 1999           1998
                                                                             -----------   -----------
Net sales                                                                        100.0%        100.0%

Restaurant costs and expenses:
     Cost of sales                                                                26.0%         27.9%
     Labor                                                                        34.2%         34.6%
     Operating                                                                    16.5%         16.6%
                                                                             -----------   -----------
          Restaurant operating margin                                             23.3%         20.9%

     Occupancy                                                                    10.2%         10.5%
     Depreciation and amortization                                                 4.2%          4.8%
                                                                             -----------   -----------
          Restaurant operating income                                              8.9%          5.6%

General and administrative expenses                                               11.8%         10.5%
Depreciation and amortization                                                      1.1%          1.0%
                                                                             -----------   -----------
          Operating loss                                                          (4.0%)        (5.9%)

Interest expense                                                                   0.1%          0.1%
Investment income                                                                 (0.4%)        (0.6%)
                                                                             -----------   -----------
     Loss before cumulative effect of a change in accounting principle            (3.7%)        (5.4%)

Cumulative effect of a change in accounting principle                           --              (3.9%)
                                                                             -----------   -----------

     Net Loss                                                                     (3.7%)        (9.3%)
                                                                             ===========   ===========

Net sales for the 16 weeks ended April 25, 1999 ("First Quarter 1999") increased by $440,797, or 5.3%, to $8,719,730, compared to $8,278,933 for the 16 weeks ended April 19, 1998 ("First Quarter 1998"). Comparable store sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) in First Quarter 1999 increased 8.3% compared to the first quarter of 1998. Contributing to the increase in First Quarter sales was a 6.8% increase in customer count and a 1.1% increase in average check.

Customer counts in First Quarter 1999 continued to be favorably impacted by the Company's 110% guarantee program, which was initiated in the second quarter of 1998. This program guarantees that: 1) every Silver Diner restaurant will be sparkling clean; 2) all food will be delivered hot and in a timely manner; 3) all orders will be accurately prepared to the guests' specifications. Average check in First Quarter 1999 was favorably impacted by various menu design changes begun in March 1998, such as an increase in the number of Silver Diner entree selections, which resulted in a slight increase in higher-priced entree sales and a corresponding decrease in lower-priced sandwich offerings. The Company also experienced higher add-on sales for items such as beverages and side items in First Quarter 1999, as a result of more prominent positioning on the Company's menus. The Company also benefited from the impact of a holiday mail campaign.

Cost of sales (primarily food and beverage cost) decreased by $46,089, or 2.0%, to $2,266,815 in First Quarter 1999 from $2,312,904 in First Quarter 1998. Cost of sales as a percentage of net sales decreased to 26.0% in First Quarter 1999, compared to 27.9% in First Quarter 1998 as a result the Company's continuing efforts to refine its menu offering and control food costs.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased by $117,099, or 4.1%, to $2,980,644 in the First Quarter 1999 from $2,863,545 in the First Quarter 1998. Labor as a percentage of net sales decreased to 34.2% in First Quarter 1999 from 34.6% in First Quarter 1998.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased by $59,553, or 4.3%, to $1,435,595 in the First Quarter 1999 from $1,376,042 in the First Quarter 1998. Operating expenses as a percentage of net sales decreased to 16.5% in First Quarter 1999 from 16.6% in First Quarter 1998.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased by $17,194, or 2.0%, to $885,594 in the First Quarter 1999 from $868,400 in the First Quarter 1998, due primarily to normal rent escalations. Occupancy as a percentage of net sales decreased to 10.2% in First Quarter 1999 from 10.5% in First Quarter 1998.

Restaurant depreciation and amortization decreased $30,058, or 7.6%, to $366,423 in First Quarter 1999 compared to $396,481 in First Quarter 1998 due to a Fourth Quarter 1998 reduction in the Company's asset base. Prior to First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve-month period. As a result of the application of SOP No. 98-5, all preopening costs capitalized as of December 28, 1997 have been expensed and recorded as a cumulative effect of a change in accounting principle for First Quarter 1998.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management as well as restaurant management recruitment and initial training, increased by $160,959, in First Quarter 1999 from $866,008 in First Quarter 1998. As a percentage of net sales, general and administrative expenses increased to 11.8% in First Quarter 1999 from 10.5% in First Quarter 1998. This increase was largely related to higher legal and accounting fees during the first sixteen weeks of 1999 relating to the preparation of the Company's annual report, 10-K and annual proxy statement, the reconfiguration of the Company's benefit plans, future location costs, as well as expenses associated with on-going business activities. The Company's administrative overhead, as a percentage of net sales, remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

Investment income decreased by $13,783, or 27.3% in First Quarter 1999, compared to $50,577 in First Quarter 1998. The decrease is a result of slightly lower levels of invested cash combined with lower yields. Interest expense decreased by $2,058, or 21.1%, $7,684 in First Quarter 1999 from $9,742 in First Quarter 1998.

Depreciation and amortization increased by $12,499, or 14.4%, to $99,299 in First Quarter 1999 compared to $86,800 in First Quarter 1998. Depreciation and amortization included goodwill amortization expense of approximately $57,000 in both First Quarter 1999 and First Quarter 1998.

Net loss for the First Quarter 1999 decreased by $464,783, or 59.8%, to $312,497 ($0.03 per share on a basic and diluted basis) in First Quarter 1999 compared to a net loss of $777,280 ($0.07 per share on a basic and diluted basis) in First Quarter 1998, primarily due to the cumulative effect of a change in accounting principle during the First Quarter 1998. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

LIQUIDITY AND CAPITAL RESOURCES

At April 25, 1999, cash and cash equivalents were approximately $2.4 million, working capital was approximately $.6 million, the Company had no short-term investments, $0.3 million of short-term debt and stockholders' equity was approximately $17.9 million. Cash and cash equivalents increased $800,000 during First Quarter 1999, due primarily to the sale of all of the Company's short-term securities and cash generated from first quarter operations.

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

         At April 25, 1999, the Company did not have any restaurants under construction, and as previously announced management does not anticipate opening its next diner until the year 2000. The Company has been pursuing locations in a new geographical market, specifically in the Mid-Atlantic area from Richmond to Southern New Jersey. To that end, the Company opened a new store in Cherry Hill, New Jersey in November 1997, and is aggressively pursuing several locations in that market for new store openings. Management is continuing to negotiate to obtain other sites throughout the Mid-Atlantic region.

Management believes that the Company's current capital resources and expected 1999 cash flow will be adequate to construct up to two units. Additional financing will be required to finance growth in 2000 beyond the next two diners. The Company has entered into a loan commitment with its lead bank to extend a $3.0 million line of credit that, if obtained, would be sufficient to fund at least two additional diners. Should the Company be unable to close on the financing commitment, management may be forced to limit unit growth.

YEAR2000

The Year2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with embedded technology that are date-sensitive may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities both at the restaurant and corporate level. The Company is continually evaluating its risk and the related costs of updating its computer hardware and software to properly process Year2000 and later dates. This process includes the upgrade of its point of sale systems, which has been assessed by the vendor as being Year2000 compliant, and engagement of consultants and other contract service providers to evaluate the preparedness of the Company's information technology systems as well as non-information technology systems with embedded technology applications. The Company has identified other areas potentially affected by the Year2000 issue: credit card processing machines, and the Year2000 compliance of those entities on which the Company relies for goods and services, such as its suppliers and bank. The Company expects the cost related to the Year2000 issue to be between $10,000 and $50,000. In the event that the Company's systems fail as a result of the Year2000 issue, management believes that the Company's restaurants will remain operating on a manual basis. The risks associated with this contingency plan involve the decreased level of operational controls and the inability to process credit card transactions. The Company cannot currently estimate the potential cost of this contingency plan, but does not anticipate a material impact on its business activities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         No reportable events or material developments in reported events occurred during the period ended April 25, 1999.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS

         27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the period ended April 25, 1999.

Item 3 is not applicable and has been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SILVER DINER, INC.

                                                   -----------------------------
                                                   (Registrant)

June 9, 1999                                        /s/ Craig A. Kendall
---------------------------                        -----------------------------
Date                                               Craig A. Kendall
                                                   Vice President, Finance

                                                   (Duly Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer)