Form 10-Q
period 1999-07-18
SILVER DINER INC /DE/
filed 1999-09-01
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 18, 1999
                           Commission File No. 0-24982

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

                              Yes [X] No [ ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, $.00074 par value, outstanding as of August 18, 1999:
11,784,633 shares

                       SILVER DINER, INC. AND SUBSIDIARIES
                                      INDEX


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:
                Consolidated Balance Sheets as of July 18, 1999
                and January 3, 1999                                           3

                Consolidated Statements of Operations for the
                Twelve and Twenty Eight Weeks Ended  July 18, 1999
                and July 12, 1998                                             4

                Consolidated Statements of Cash Flows for the
                Twenty Eight Weeks Ended July 18, 1999 and July 12, 1998      5

                Notes to Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                             12

Item 2.         Changes in Securities and Use of Proceeds                     12

Item 4.         Submission of Matters to a Vote of Security Holders           12

Item 5.         Other Information                                             12

Item 6.         Exhibits and Repots on Form 8-K                               12

                Signature                                                     13

                       SILVER DINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          July 18,        January 3,
                                                                            1999             1999
                                                                        ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $  2,064,915    $  1,611,757
  Marketable securities available for sale                                      --           746,597
  Inventory                                                                  138,120         139,039
  Prepaid rent                                                                  --           182,796
  Incentive rebates                                                           56,543          61,410
  Prepaid expenses and other current assets                                   84,739         110,666
                                                                        ------------    ------------
         Total current assets                                              2,344,317       2,852,265

Property, equipment and improvements, net                                 15,649,280      16,117,417

Due from related parties                                                     138,942         126,516
Goodwill, net                                                              2,199,739       2,299,082
Deposits and other                                                           369,745         243,217
                                                                        ------------    ------------
         Total assets                                                   $ 20,702,023    $ 21,638,497
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 $  1,677,925    $  1,960,222
  Note payable                                                               267,000         267,000
                                                                        ------------    ------------
         Total current liabilities                                         1,944,925       2,227,222

Deferred rent liability                                                    1,150,886       1,173,280
                                                                        ------------    ------------
         Total liabilities                                                 3,095,811       3,400,502

Stockholders' equity:
  Preferred stock, at July 18, 1999 and January 3, 1999, $.001 par
  value, 1,000,000 shares authorized, none issued                               --              --
  Common stock, $.00074 par value, 20,000,000 shares authorized; at
  July 18, 1999, 11,769,885 shares issued and outstanding; at January
  3, 1999, 11,585,510 shares issued and outstanding                            8,570           8,558
  Additional paid-in capital                                              30,659,999      30,688,714
  Unearned compensation                                                     (203,372)       (252,453)
  Accumulated deficit                                                    (12,858,985)    (12,206,824)
                                                                        ------------    ------------
         Total stockholders' equity                                       17,606,212      18,237,995
                                                                        ------------    ------------

         Total liabilities and stockholders' equity                     $ 20,702,023    $ 21,638,497
                                                                        ============    ============



      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Twelve Weeks Ended          Twenty Eight Weeks Ended
                                                          July 18,         July 12,        July 18,        July 12,
                                                            1999             1998            1999            1998
                                                        ------------    ------------    ------------    ------------
Net sales                                               $  6,819,461    $  6,563,484    $ 15,539,191    $ 14,842,418

Restaurant costs and expenses
  Cost of sales                                            1,783,764       1,816,638       4,050,579       4,129,542
  Labor                                                    2,292,128       2,212,141       5,274,008       5,075,686
  Operating                                                1,321,167       1,325,090       2,756,761       2,701,132
  Occupancy                                                  668,619         651,053       1,554,213       1,519,453
  Depreciation and amortization                              263,865         300,062         630,288         696,543
                                                        ------------    ------------    ------------    ------------

         Total restaurant costs and expenses               6,329,543       6,304,984      14,265,849      14,122,356
                                                        ------------    ------------    ------------    ------------

         Restaurant operating income                         489,918         258,500       1,273,342         720,062

General and administrative expenses                          781,583         585,764       1,807,313       1,451,773
Depreciation and amortization                                 72,616          57,946         171,915         144,746
                                                        ------------    ------------    ------------    ------------

         Operating loss                                     (364,281)       (385,210)       (705,886)       (876,457)

Interest expense                                               5,763           5,763          13,446          15,505
Investment income                                            (30,373)        (44,301)        (67,167)        (94,879)
                                                        ------------    ------------    ------------    ------------

         Loss before cumulative effect of a change
         in accounting principle                            (339,671)       (346,672)       (652,165)       (797,083)

Cumulative effect of a change in accounting principle           --              --              --          (326,868)
                                                        ------------    ------------    ------------    ------------

         NET LOSS                                       $   (339,671)   $   (346,672)   $   (652,165)   $ (1,123,951)
                                                        ============    ============    ============    ============

  Basic and diluted loss per common share
    Loss per common share before cumulative
    effect of a change in accounting principle          $      (0.03)   $      (0.03)   $      (0.06)   $      (0.07)
    Cumulative effect of a change in accounting
    principle                                                   --              --               --            (0.03)
                                                        ============    ============    ============    ============
         Net loss per common share                      $      (0.03)   $      (0.03)   $      (0.06)   $      (0.10)
                                                        ============    ============    ============    ============

Weighted average shares outstanding                       11,769,885      11,587,946      11,769,885      11,592,722
                                                        ============    ============    ============    ============

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Twenty Eight Weeks Ended
                                                                     July 18, 1999      July 12, 1998
                                                                     --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $  (652,165)      $(1,123,951)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
    Cumulative effect of a change in accounting principle                    --             326,868
    Depreciation and amortization                                         802,203           841,289
    Compensation expense - stock options and deferred compensation         30,378            78,281
    Changes in operating assets and liabilities
        Inventory                                                             919            25,443
        Prepaid rent                                                      182,796              --
        Incentive rebates                                                   4,867              --
        Prepaid expenses and other current assets                          25,927          (124,580)
        Deposits and other                                               (119,585)           (1,299)
        Accounts payable and accrued expenses                            (282,297)          134,830
        Deferred rent liability                                           (22,394)           (4,116)
        Advances to officers and employees                                (12,426)
                                                                      -----------       -----------

Net cash (used in) provided by operating activities                       (41,777)          152,765
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                      (241,662)         (677,709)
Purchases of marketable securities available for sale                  (1,606,137)
Maturities of available for sale marketable securities                    746,597         1,250,000
                                                                      -----------       -----------

Net cash provided by (used in) investing activities                       504,935        (1,033,846)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                       --              12,500
Repurchase of common stock from employees                                 (10,000)             --
Purchase of treasury stock                                                   --             (47,500)
                                                                      -----------       -----------

Net cash (used in) financing activities                                   (10,000)          (35,000)
                                                                      -----------       -----------

Net increase/(decrease) in cash and cash equivalents                      453,158          (916,081)
Cash and cash equivalents at beginning of the period                    1,611,757         1,597,430
                                                                      -----------       -----------

Cash and cash equivalents at end of the period                        $ 2,064,915       $   681,349
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                 $    13,446       $    15,505
                                                                      ===========       ===========

NONCASH INVESTING AND FINANCING:
        Construction payables included in accounts payable and
          accrued expenses
                                                                      $      --         $    30,945
                                                                      ===========       ===========


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED
                         JULY 18, 1999 AND JULY 12, 1998
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 18, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

2.   CHANGE IN ACCOUNTING PRINCIPLE

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Cost of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements with fiscal years beginning after December 15, 1998, however, early application is encouraged.

Prior to the sixteen weeks ended April 19, 1998, the Company capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over twelve months from the date of opening. For the sixteen weeks ended April 19, 1998 the Company elected early application of SOP 98-5. As a result of the early application, all preopening costs capitalized as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle for the sixteen weeks ended April 19, 1998.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                         Twelve Weeks Ended             Twenty Eight Weeks Ended
                                                       July 18,         July 12,        July 18,         July 12,
                                                         1999             1998            1999             1998
                                                   --------------    -------------    ------------     -----------

Net sales                                             100.0%             100.0%          100.0%          100.0%

Restaurant costs and expenses:
     Cost of sales                                     26.2%              27.7%           26.1%           27.8%
     Labor                                             33.6%              33.7%           33.9%           34.2%
     Operating                                         19.4%              20.2%           17.7%           18.2%
                                                   --------------    -------------    ------------     -----------

       Restaurant operating margin                     20.8%              18.4%           22.3%           19.8%

     Occupancy                                          9.8%               9.9%           10.0%           10.2%
     Depreciation and amortization                      3.9%               4.6%            4.1%            4.7%
                                                   --------------    -------------    ------------     -----------

       Restaurant operating income                      7.1%               3.9%            8.2%            4.9%

General and administrative expenses                    11.5%               8.9%           11.6%            9.8%
Depreciation and amortization                           1.1%               0.9%            1.1%            1.0%
                                                   --------------    -------------    ------------     -----------

       Operating loss                                  (5.5%)             (5.9%)          (4.5%)          (5.9%)

Interest expense                                        0.1%               0.1%            0.1%            0.1%
Investment income                                      (0.4%)             (0.7%)          (0.4%)          (0.6%)
                                                   --------------    -------------    ------------     -----------

     Loss before cumulative effect of a change in
     accounting principle                              (5.2%)             (5.3%)          (4.2%)          (5.4%)

Cumulative effect of a change in accounting
principle                                                 --                 --              --           (2.2%)
                                                   --------------    -------------    ------------     -----------

     Net Loss                                          (5.2%)             (5.3%)          (4.2%)          (7.6%)
                                                   ==============    =============    ============     ===========


    Net sales for the twelve weeks ended July 18, 1999 ("Second Quarter 1999") increased $255,977, or 3.9%, to $6,819,461, compared to $6,563,484 for the 12 weeks ended July 12, 1998 ("Second Quarter 1998"). Year-to-date, net sales for the twenty-eight weeks ended July 18, 1999 ("1999 YTD Period") increased $696,773, or 4.7%, to 15,539,191, compared to $14,842,418 for the twenty-eight weeks ended July 12, 1998 ("1998 YTD Period"). The increase for Second Quarter 1999 was primarily attributable to sales generated by a 4.4% increase in customer traffic coupled with a 1.1% increase in average guest check. The increase for the 1999 YTD Period was attributable to similar increases in customer counts and average guest check.

         Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) for the 1999 Second Quarter increased 5.7% compared to the second quarter of 1998 and for the 1999 YTD Period increased 7.1% compared to the 1998 YTD Period. The increases in comparable sales for the quarter were the continuing result of the Company's 110% guarantee initiative and direct coupon mailing. The 110% guarantee initiative calls for a 10% discount for a patron's current meal and a coupon for a free entree if not completely satisfied with the meal, while the direct mailing involved distributing discount entree coupons. These two initiatives continued the trend of increased customer traffic over the first two quarters of 1998 and, combined with the increases in average net sales per customer discussed above, resulted in the increased sales.

    Cost of sales, primarily food and beverage costs decreased to 26.2% of net sales for Second Quarter 1999, compared to 27.7% of net sales for Second Quarter 1998. Cost of sales for the 1999 YTD Period were 26.1% of net sales, compared to 27.8% of net sales for the 1998 YTD Period. The decrease from the Second Quarter 1998 was attributable to the Company's ongoing focus on the cost of its menu offerings combined with less extensive seasonal menu updates.

    Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, decreased to 33.6% of net sales in Second Quarter 1999 compared to 33.7% of net sales for Second Quarter 1998. For the 1999 YTD Period, labor expense as a percentage of sales decreased from 34.2% in the 1998 YTD Period to 33.9%. During 1999 labor expenses, as a percentage of net sales, have remained reasonably stable as a result of increased unit volumes partially offset by a highly competitive labor market.

    Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased to 19.4% of net sales for Second Quarter 1999, compared to 20.2% for Second Quarter 1998. For the 1998 YTD Period, operating expenses decreased from 18.2% in 1998 to 17.7%. Operating expenses in both the quarterly and year-to-date periods were favorably affected by continued operational cost control efforts.

    Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $17,566 for Second Quarter 1999 compared to Second Quarter 1998. The increase of $34,760 for the 1999 YTD Period over the 1998 YTD Period was due primarily to normal annual rent increases. As a percentage of net sales, occupancy has decreased from 9.9% for Second Quarter 1998 to 9.8% for Second Quarter 1999, and from 10.2% for the 1998 YTD Period to 10.0% for the 1999 YTD period.

    Restaurant depreciation and amortization decreased $36,197 for Second Quarter 1999 compared to Second Quarter 1998 and decreased $66,255 for 1999 YTD Period compared to 1998 YTD Period. Both the decrease for the second quarter and for the year-to-date period were due to the Fourth Quarter 1998 reduction in the Company's asset base. Prior to the First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve-month period. As a result of the application of SOP No. 98-5, all preopening cost as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle for the First Quarter of 1998.

    General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $781,583 for Second Quarter 1999, an increase of $195,819, or 33.4%, compared to Second Quarter 1998. As a percentage of net sales, general and administrative expenses increased to 11.5% for Second Quarter 1999 from 8.9% for Second Quarter 1998. The increase was primarily attributable to an increase in professional fees, a significant portion of which involved reorganizing and streamlining the Company's stock option plans, increased management recruitment and training expenses due to an increase in the hiring of store managers to support the Company's higher sales and timing differences related to investor relations expense recognition. General and administrative expenses for the 1999 YTD Period increased $355,540, or 24.5% from $1,451,773 in 1998 YTD Period. Despite the increase in general and administrative expenses in the 1999 reporting periods, the Company remains committed to controlling overhead expenses, and expects general and administrative expenditures to decrease as a percentage of sales as a result of overall operating leverage.

    Depreciation and amortization increased $14,670 for Second Quarter 1999 as compared to $57,946 in the Second Quarter 1998 and increased $27,169 for 1999 YTD Period compared to $144,746 in the 1998 YTD Period. The increased expense for both reporting periods is a function of purchases of equipment. Depreciation and amortization included amortization expense of approximately $43,000 for both the Second Quarter 1998 and 1999 and approximately $99,000 for both year-to-date periods.

    The Company earned $30,373 in investment income for Second Quarter 1999, compared to investment income of $44,301 for Second Quarter 1998. Investment income for 1999 YTD Period was $67,167 compared to $94,879 in 1998 YTD period. The decrease for both the quarterly and year-to-date periods is the result of reduced levels of invested funds and slightly lower yields. Interest expense of $5,763 in Second Quarter 1999 remained unchanged from the Second Quarter 1998. For the 1999 YTD Period interest expense of $13,446 decreased by $2,059 as compared to the 1998 YTD Period.

    Net loss for Second Quarter 1999 was $339,671, or $0.03 per share on a basic and diluted basis, compared to $346,672, or $0.03 per share on a basic and diluted basis, for Second Quarter 1998. Net loss before cumulative effect of a change in accounting principle for 1998 YTD Period was $797,083, or $0.07 per share on a basic and diluted basis, compared to $652,165, or $0.06 per share on a basic and diluted basis, for 1999 YTD Period. Net loss for the twenty-eight weeks ended July 18, 1999 was $652,165, or $0.06 per share on a basic and diluted basis, compared to $1,123,951, or $0.10 per share on a basic and diluted basis for the twenty-eight weeks ended July 12, 1998. Management expects that the Company will continue incurring losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

LIQUIDITY AND CAPITAL RESOURCES

    At July 18, 1999, cash and cash equivalents were approximately $2.06 million, working capital was approximately $0.40 million, the Company had $0.27 million of long-term debt and stockholders' equity was approximately $17.61 million. Cash and cash equivalents decreased $0.29 million during the 1999 YTD Period, due primarily to expenditures for property and equipment.

    The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be $1.3 to $1.5 million. However, due to above average site costs and architectural and design costs, the five Silver Diner locations opened since December 1995 have averaged approximately $1.8 million for building, equipment and site costs. The Company is currently endeavoring to decrease the cost of the Silver Diner prototype for the next restaurant. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land will generally be leased. When land is not leased, management may pursue a purchase, sale-leaseback, build-to-suit or debt financing strategy.

         At July 18, 1999, the Company did not have any restaurants under construction, and as previously announced management does not anticipate opening its next diner until the year 2000. The Company has been pursuing locations in new geographical markets, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, the Company opened a new store in Cherry Hill, New Jersey in November 1997, and is aggressively pursuing several locations for new store openings. Management is continuing to negotiate to obtain other sites throughout the Mid-Atlantic region.

Management believes that the Company's current capital resources and expected 1999 cash flow will be adequate to construct up to two units. Additional financing will be required to finance growth in 2000 beyond the next two diners. The Company has entered into a preliminary loan agreement with its lead bank to extend a $3.0 million credit facility that, if obtained, would be sufficient to fund at least two additional diners. Should the Company be unable to close on the financing commitment, management may be forced to limit unit growth.



YEAR2000 ISSUE AND COMPLIANCE

         The Year2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with embedded technology that are date-sensitive may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities both at the restaurant and corporate level. The Company is continually evaluating its risk and the related costs of updating its computer hardware and software to properly process Year2000 and later dates. This process includes the upgrade of its point of sale systems, which has been assessed by the vendor as being Year2000 compliant, the successful completion of an embedded technology evaluation of our restaurants and corporate offices and the continued engagement of consultants and other contract service providers to evaluate the preparedness of the Company's information technology systems as well as non-information technology systems with embedded technology applications. The Company has identified other areas potentially affected by the Year2000 issue: credit card processing machines, and the Year2000 compliance of those entities on which the Company relies for goods and services, such as its suppliers and bank. The Company expects the cost related to the Year2000 issue to be between $10,000 and $50,000 and has incurred costs of approximately $6,000 to date. In the event that the Company's systems fail as a result of the Year2000 issue, management believes that the Company's restaurants will remain operating on a manual basis. The risks associated with this contingency plan involve the decreased level of operational controls and the inability to process credit card transactions.

         The forward-looking nature, lack of precedent and general uncertainty surrounding the Year2000 issue present a difficult set of disclosure circumstances, the only certainty is in fact uncertainty as to what might occur after December 31, 1999. Management believes they have taken the necessary, prudent steps relating to the Year2000 issue and its business enterprise. However, management cannot guarantee that their actions are accurate or complete and actual results could vary significantly from expectations. Notwithstanding our preparation, unforeseen failures by third parties, public utilities and infrastructure or our own failure to identify and remedy Year2000 issues could have a material adverse impact on our restaurant operations, cash flows and overall financial condition.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No reportable events or material developments in reported events occurred during the period ended July 18, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on June 18, 1999. The following items were voted on and approved by a majority of the stockholders:


         1.   Re-election of the Company's directors.

               DIRECTOR                   VOTED FOR                 WITHHELD
               --------                   ---------                 --------
             Robert T. Giaimo             9,200,068                 293,742
             Catherine Britton            9,197,863                 295,947
             Michael Collier              9,235,724                 258,086
             Ype Von Hengst               9,235,484                 258,326
             Edward H. Kaplan             9,236,334                 257,476
             Louis P. Neeb                9,235,574                 258,236
             Charles M. Steiner           9,234,724                 259,086

         2. Approval of the amendment to the Company's Stock Option Plan increasing the number of shares of Common Stock available for grant under the Stock Option plan from 1,200,000 to 1,750,000. With regards to this item, 8,954,208 shares were voted for, 509,900 were voted against, 29,702 shares were abstained, and 2,275,773 were not voted.

         3. Approval of the amendment to the Company's 1996 Non-Employee Directors Stock Option Plan to modify the schedule under which options are granted, the manner in which they vest and the period in which they expire. With regards to this item, 8,972,762 shares were voted in favor of the resolution, 461,610 shares were voted against the resolution, 59,438 shares were abstained, and 2,275,773 were not voted.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the period ended July 18, 1999.

Item 3 is not applicable and has been omitted.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SILVER DINER, INC.
                                ------------------------------------------------
                                (Registrant)




September 1, 1999                /s/ Craig A. Kendall
--------------------------      ------------------------------------------------
Date                            Craig A. Kendall
                                Vice President, Finance

                                (Duly Authorized Officer and Principal Financial Officer)