Form 10-Q
period 1999-10-10
SILVER DINER INC /DE/
filed 1999-11-23
CIK 923134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 10, 1999
                           Commission File No. 0-24982

                               SILVER DINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  04-3234411
-------------------------------------     --------------------------------------

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, $.00074 par value, outstanding as of October 27, 1999:
     11,776,107 shares

                       SILVER DINER, INC. AND SUBSIDIARIES
                                      INDEX


      PART I.         FINANCIAL INFORMATION

      Item 1.       Financial Statements:
                    Consolidated Balance Sheets as of October 10, 1999
                    and January 3, 1999                                        3

                    Consolidated Statements of Operations for the Twelve
                    and Forty Weeks Ended October 10, 1999 and October 4,
                    1998                                                       4

                    Consolidated Statements of Cash Flows for the
                    Forty Weeks Ended October 10, 1999 and October 4, 1998     5

                    Notes to Consolidated Financial Statements                 6

      Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        7

      PART II.      OTHER INFORMATION

      Item 1.       Legal Proceedings                                         12

      Item 2.       Changes in Securities and Use of Proceeds                 12

      Item 4.       Submission of Matters to a Vote of Security Holders       12

      Item 5.       Other Information                                         12

      Item 6.       Exhibits and Repots                                       12

                    Signature                                                 13

                                        SILVER DINER, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                                            October 10,         January 3,
                                                                               1999                1999
                                                                         -----------------   -----------------

ASSETS

Current assets:
   Cash and cash equivalents                                               $ 1,287,241       $   1,611,757
   Marketable securities available for sale                                    802,705             746,597
   Inventory                                                                   129,615             139,039
   Prepaid rent                                                                      -             182,796
   Incentive rebates                                                            70,635              61,410
   Prepaid expenses and other current assets                                   164,126             110,666
                                                                         -----------------   -----------------
         Total current assets                                                2,454,322           2,852,265

Property, equipment and improvements, net                                   15,536,384          16,117,417

Due from related parties                                                       157,382             126,516
Goodwill, net                                                                2,157,163           2,299,082
Deposits and other                                                             340,132             243,217
                                                                           --------------     ---------------

         Total assets                                                      $20,645,383        $ 21,638,497
                                                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                   $  1,586,325        $  1,960,222
   Note payable                                                                267,000             267,000
                                                                         -----------------  -----------------
         Total current liabilities                                           1,853,325           2,227,222

Deferred rent liability                                                      1,133,454           1,173,280
                                                                         -----------------  -----------------
         Total liabilities                                                   2,986,779           3,400,502

Stockholders' equity:
     Preferred stock, at October 10, 1999 and January 3, 1999, $.001 par
     value, 1,000,000 shares authorized, none issued                                 -                   -
     Common stock, $.00074 par value, 20,000,000 shares authorized; at
     October 10, 1999, 11,776,107 shares issued and outstanding; at
     January 3, 1999, 11,585,510 shares issued and outstanding                   8,632               8,558
     Additional paid-in capital                                             30,670,863          30,688,714
     Treasury Stock (50,000 shares of common stock at cost)                    (51,051)                  -
     Unearned compensation                                                    (178,804)           (252,453)
     Accumulated deficit                                                   (12,791,036)        (12,206,824)
                                                                         ------------------  ---------------
         Total stockholders' equity                                          17,658,604         18,237,995
                                                                         ------------------  -----------------

         Total liabilities and stockholders' equity                      $  20,645,383      $   21,638,497
                                                                         ==================  =================


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                        SILVER DINER, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                 Twelve Weeks Ended                    Forty Weeks Ended
                                                            October              October             October              October
                                                            10, 1999             4, 1998             10, 1999             4, 1998
                                                       -----------------    ----------------    -----------------    ---------------
Net sales                                                 $ 6,982,979         $ 6,742,567        $  22,522,170       $  21,584,985
                                                       -----------------    ----------------    -----------------    ---------------
Restaurant costs and expenses
    Cost of sales                                           1,868,853           1,883,213            5,919,432           6,012,755
    Labor                                                   2,301,259           2,238,560            7,575,267           7,314,246
    Operating                                               1,186,016           1,157,495            3,942,778           3,858,627
    Occupancy                                                 661,355             652,824            2,215,568           2,172,277
    Depreciation and amortization                             262,256             291,664              892,544             988,207
                                                       -----------------    ----------------    -----------------    ---------------
      Total restaurant costs and expenses                   6,279,739           6,223,756           20,545,589          20,346,112
                                                       -----------------    ----------------    -----------------    ---------------
      Restaurant operating income                             703,240             518,811            1,976,581           1,238,873

General and administrative expenses                           561,797             481,649            2,369,111           1,933,422
Depreciation and amortization                                  73,430              66,991              245,344             211,737
                                                       -----------------    ----------------    -----------------    ---------------
      Operating income/(loss)                                  68,013             (29,829)            (637,874)           (906,286)

Interest expense                                                5,084               5,765               18,531              21,270
Investment income                                              (5,021)            (19,826)             (72,189)           (114,704)
                                                       -----------------    ----------------    -----------------    ---------------

      Income/(loss) before cumulative effect of a
      change in accounting principle                           67,950             (15,768)            (584,216)           (812,852)

 Cumulative effect of a change in accounting
principle                                                           -                   -                    -            (326,868)
                                                       -----------------    ----------------    -----------------    ---------------
      NET INCOME/(LOSS)                                     $  67,950          $  (15,768)          $ (584,216)       $ (1,139,720)
                                                       =================    ================    =================    =============
Basic net income (loss) per common share
    Income (loss) per common share before cumulative
    effect of a change in accounting principle
                                                             $   0.01           $   (0.00)           $   (0.05)          $   (0.07)
    Cumulative effect of a change in accounting
    principle                                                       -                   -                                    (0.03)
                                                       -----------------    ----------------    -----------------    ---------------
    Net income (loss) per common share                       $   0.01           $   (0.00)           $   (0.05)          $   (0.10)
                                                       =================    ================    =================    ===============
Weighted average shares outstanding                        11,719,585          11,581,634           11,775,494          11,589,396
                                                       =================    ================    =================    ===============

Diluted net income (loss) per common share
    Income (loss) per common share before cumulative
    effect of a change in accounting principle
                                                             $   0.01           $   (0.00)           $   (0.05)          $   (0.07)
    Cumulative effect of a change in accounting
    principle                                                       -                   -                                    (0.03)
                                                       -----------------    ----------------    -----------------    ---------------
    Net income (loss) per common share                       $   0.01           $   (0.00)           $   (0.05)          $   (0.10)
                                                       =================    ================    =================    ===============

Weighted average shares outstanding                        12,025,467          11,581,634           11,775,494          11,589,396
                                                       =================    ================    =================    ===============

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Forty Weeks Ended
                                                                           October 10, 1999     October 4, 1998
                                                                           ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (584,216)      $ (1,139,720)

Adjustments to reconcile net loss to net cash provided by (used in)
operations
     Cumulative effect of a change in accounting principle                              -             326,868
     Depreciation and amortization                                              1,137,888           1,199,944
     Compensation expense - stock options and deferred compensation                54,946              94,400
     Changes in operating assets and liabilities
         Inventory                                                                  9,424              45,681
         Prepaid rent                                                             182,796                   -
         Incentive rebates                                                        (9,225)                   -
         Prepaid expenses and other current assets                               (53,460)            (132,485)
         Deposits and other                                                       (75,877)              9,704
         Accounts payable and accrued expenses                                   (373,897)             22,017
         Deferred rent liability                                                  (39,826)             42,917
         Due from related parties                                                 (30,866)
                                                                           ----------------     ---------------
Net cash provided by operating activities                                          217,687            469,326
                                                                           ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                              (435,970)           (739,932)
Purchases of marketable securities available for sale                            (802,705)         (2,335,718)
Maturities of available for sale marketable securities                            746,597           2,000,000
                                                                           ----------------     ---------------

Net cash (used in) investing activities                                          (492,078)         (1,075,650)
                                                                           ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                926              12,500
Purchase of treasury stock                                                        (51,051)            (47,500)
                                                                           ----------------     ---------------
Net cash (used in) financing activities                                           (50,125)            (35,000)
                                                                           ----------------     ---------------
Net increase/(decrease) in cash and cash equivalents                             (324,516)           (641,324)
Cash and cash equivalents at beginning of the period                            1,611,757           1,597,430
                                                                           ----------------     ---------------

Cash and cash equivalents at end of the period                                $ 1,287,241         $   956,106
                                                                            ================     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                        $    18,531         $    21,270
                                                                           ================     ===============
NONCASH INVESTING AND FINANCING:
         Construction payables included in accounts payable and accrued
              expenses                                                        $         -         $    21,411
                                                                           ================     ===============

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       SILVER DINER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE TWELVE AND FORTY WEEKS ENDED
                      OCTOBER 10, 1999 AND OCTOBER 4, 1998
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and forty week periods ended October 10, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

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

GENERAL

      The Company currently operates ten Silver Diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. The Company's twelfth restaurant is currently under construction in Virginia Beach, Virginia. Additionally, the Company has recently signed a lease, subject to certain contingencies, to open its thirteenth Silver Diner in Lake Forest Mall in Gaithersburg, Maryland. The Company is engaged in active negotiations for additional locations throughout the Mid-Atlantic region. Longer term, the Company's vision is to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

      The following table sets forth the percentage of net sales of items included in the consolidated statements of operations for the periods indicated:


                                                         Twelve Weeks Ended                 Forty Weeks Ended
                                                       October          October        October 10,       October 4,
                                                      10, 1999          4, 1998            1999             1998
                                                    --------------    -------------    -------------    -------------
Net sales                                               100.0%           100.0%           100.0%           100.0%

Restaurant costs and expenses:
    Cost of sales                                        26.8%            27.9%            26.3%            27.9%
    Labor                                                33.0%            33.2%            33.6%            33.9%
    Operating                                            17.0%            17.2%            17.5%            17.8%
                                                   --------------    -------------    -------------    -------------

      Restaurant operating margin                        23.2%            21.7%            22.6%            20.4%

    Occupancy                                             9.5%             9.7%             9.8%            10.1%
    Depreciation and amortization                         3.8%             4.3%             4.0%             4.6%
                                                   --------------    -------------    -------------    -------------

      Restaurant operating income                         9.9%             7.7%             8.8%             5.7%

General and administrative expenses                       8.0%             7.1%            10.5%             8.9%
Depreciation and amortization                             1.1%             1.0%             1.1%             1.0%
                                                   --------------    -------------    -------------    -------------

      Operating income/(loss)                             0.8%           (0.4%)           (2.8%)           (4.2%)

Interest expense                                          0.1%             0.1%             0.1%             0.1%
Investment income                                        (0.1%)           (0.3%)           (0.3%)           (0.5%)
                                                   --------------    -------------    -------------    -------------

    Income/(loss) before cumulative effect of a
    change in accounting principle                        0.8%             (.2%)           (2.6%)           (3.8%)

Cumulative effect of a change in accounting
principle                                                   -                -                -             (1.5%)
                                                   --------------    -------------    -------------    -------------

    Net Income/(Loss )                                    0.8%             (.2%)           (2.6%)           (5.3%)
                                                   ==============    =============    =============    =============

    Net sales for the twelve weeks ended October 10, 1999 ("Third Quarter 1999") increased $240,412, or 3.6%, to $6,982,979, compared to $6,742,567 for the 12 weeks ended October 4, 1998 ("Third Quarter 1998"). Year-to-date, net sales for the forty weeks ended October 10, 1999 ("1999 YTD Period") increased $937,185, or 4.3%, to $22,522,170, compared to $21,584,985 for the forty weeks ended October 4, 1998 ("1998 YTD Period"). The increase for Third Quarter 1999 was primarily attributable to net sales generated by a 0.7% increase in customer traffic coupled with a 2.9% increase in average guest check. The increase for the 1999 YTD Period was attributable to similar increases in customer counts and average guest check.

    Comparable Silver Diner net sales (net sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which net sales are typically higher than normal) for the 1999 Third Quarter increased 3.5% compared to the third quarter of 1998 and for the 1999 YTD Period increased 6.2% compared to the 1998 YTD Period. The increases in comparable net sales for the quarter were the continuing result of the Company's 110% guarantee initiative and direct coupon mailing. The 110% guarantee initiative calls for a 10% discount for a patron's current meal and a coupon for a free entree if not completely satisfied with the meal, while the direct mailing involved distributing discount entree coupons. These two initiatives continued the trend of increased customer traffic over the first three quarters of 1998 and, combined with the increases in average net sales per customer discussed above, resulted in the increased net sales.

    Cost of sales, primarily food and beverage costs decreased to 26.8% of net sales for Third Quarter 1999, compared to 27.9% of net sales for Third Quarter 1998. Cost of sales for the 1999 YTD Period were 26.3% of net sales, compared to 27.9% of net sales for the 1998 YTD Period. The decrease from the Third Quarter 1998 was attributable to the Company's ongoing focus on the cost of its menu offerings combined with less extensive seasonal menu updates.

    Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, decreased to 33.0% of net sales in Third Quarter 1999 compared to 33.2% of net sales for Third Quarter 1998. For the 1999 YTD Period, labor expense as a percentage of sales decreased from 33.9% in the 1998 YTD Period to 33.6%. During 1999 labor expenses, as a percentage of net sales, have remained reasonably stable as a result of increased unit volumes partially offset by a highly competitive labor market.

    Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased to 17.0% of net sales for Third Quarter 1999, compared to 17.2% for Third Quarter 1998. For the 1998 YTD Period, operating expenses decreased from 17.8% in 1998 to 17.5%. Operating expenses in both the quarterly and year-to-date periods were favorably affected by continued operational cost control efforts.

    Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $8,531 for Third Quarter 1999 compared to Third Quarter 1998. The increase of $43,291 for the 1999 YTD Period over the 1998 YTD Period was due primarily to normal annual rent increases. As a percentage of net sales, occupancy has decreased from 9.7% for Third Quarter 1998 to 9.5% for Third Quarter 1999, and from 10.1% for the 1998 YTD Period to 9.8% for the 1999 YTD period.

    Restaurant depreciation and amortization decreased $29,408 for Third Quarter 1999 compared to Third Quarter 1998 and decreased $95,663 for 1999 YTD Period compared to 1998 YTD Period. Both the decrease for the Third quarter and for the year-to-date period were due to the Fourth Quarter 1998 reduction in the Company's asset base. Prior to the First Quarter 1998, the Company had capitalized all preopening costs and amortized these costs over a twelve-month period. As a result of the application of SOP No. 98-5, all preopening cost as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle for the First Quarter of 1998.

    General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $561,797 for Third Quarter 1999, an increase of $80,148, or 16.6%, compared to Third Quarter 1998. As a percentage of net sales, general and administrative expenses increased to 8.0% for Third Quarter 1999 from 7.1% for Third Quarter 1998. The increase was attributable to a 1998 reversal of an accrual relating to the executive bonus plan and the 1998 reorganizing and streamlining of the Company's stock option plans. All other changes were mitigated by the capitalization of approximately $13,500 of previously expensed legal costs associated with the Company's growth strategy and the recapture of approximately $46,600 of use taxes paid in prior periods. General and administrative expenses for the 1999 YTD Period increased $435,689, or 22.5% from $1,933,422 in 1998 YTD Period. Despite the increase in general and administrative expenses in the 1999 reporting periods, the Company remains committed to controlling overhead expenses, and expects general and administrative expenditures to decrease as a percentage of sales as a result of overall operating leverage.

    Depreciation and amortization increased $6,439 to $73,430 for Third Quarter 1999 as compared to $66,991 in the Third Quarter 1998 and increased $33,607 to $245,344 for the 1999 YTD Period compared to $211,737 in the 1998 YTD Period. The increased expense for both reporting periods is a function of purchases of equipment. Depreciation and amortization included goodwill amortization expense of approximately $43,000 for both the Third Quarter 1998 and 1999 and approximately $142,000 for both year-to-date periods.

    The Company earned $5,021 in investment income for Third Quarter 1999, compared to investment income of $19,826 for Third Quarter 1998. Investment income for 1999 YTD Period was $72,189 compared to $114,704 in 1998 YTD period. The decrease for both the quarterly and year-to-date periods is the result of reduced levels of invested funds and the under-performance of the specific investment vehicles. Interest expense of $5,084 in Third Quarter 1999 decreased slightly from the Third Quarter 1998. For the 1999 YTD Period interest expense of $18,531 decreased by $2,739 as compared to the 1998 YTD Period.

    Net Income for Third Quarter 1999 was $67,950, or $0.01 per share, compared to a net loss of $15,768, or $0.00 per share, for Third Quarter 1998. Net loss before cumulative effect of a change in accounting principle for 1998 YTD Period was $812,852, or $0.07 per share, compared to $584,216, or $0.05 per share, for 1999 YTD Period. Net loss for the forty weeks ended October 10, 1999 was $584,216, or $0.05 per share, compared to $1,139,720, or $0.10 per share for the forty weeks ended October 4, 1998. During the Third Quarter 1999 the Silver Diner was able to demonstrate that it can generate modest profits with only eleven mature restaurants in a period without the incremental costs associated with opening new units. Next quarter, in preparation for our first 2000 new unit opening, we will again begin to incur pre-opening expenses. However, our experience this quarter bodes well for the Company going forward after it absorbs the various pre-opening and start-up costs associated with the new unit openings of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At October 10, 1999, cash and cash equivalents were approximately $2.09 million, working capital was approximately $0.60 million, the Company had $0.27 million of debt and stockholders' equity was approximately $17.66 million. Cash and cash equivalents decreased $0.27 million during the 1999 YTD Period, due primarily to expenditures for property and equipment coupled with a reduction of the Company's trade payables.

    The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be $1.3 to $1.5 million. However, due to above average site costs and architectural and design costs, the five Silver Diner locations opened since December 1995 have averaged approximately $1.8 million for building, equipment and site costs. The Company is currently in the early stages of executing the new prototype design to decrease the cost of the Silver Diner prototype at the Virginia Beach, Virginia restaurant. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land will generally be leased. When land is not leased, management may pursue a purchase, sale-leaseback, build-to-suit or debt financing strategy.

         The Company currently has one restaurant under construction, and as previously announced has recently signed a lease, subject to certain contingencies, for a mall unit in Gaithersburg, Maryland, both of which are scheduled to open in 2000. The Company has been pursuing locations in new geographical markets, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, the Company is presently involved in active negotiations with prospective landlords at several locations for additional new stores.

Management believes that the Company's current capital resources and expected 1999 cash flow will be adequate to construct up to two units. Additional financing will be required to finance growth in 2000 beyond the next two diners. The Company has entered into a loan agreement with its lead bank to extend a $3.0 million credit facility that is sufficient to fund at least two additional diners. Management may be forced to limit unit growth, if it is unable to meet certain criteria defined in the formal loan documents.



YEAR 2000 ISSUE AND COMPLIANCE

         The Year2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with embedded technology that are date-sensitive may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities both at the restaurant and corporate level. The Company is continually evaluating its risk and the related costs of updating its computer hardware and software to properly process Year2000 and later dates. Its major supplier and lead bank have provided assurance of Year2000 preparedness and the Company has upgraded its point of sale systems, which has been assessed by the vendor as being Year2000 compliant. Further outside consultants have assured the Company, that the presence of embedded technology throughout its restaurants and corporate offices do not have any significant Year2000 issues. The Company expects the cost related to the Year2000 issue to be between $10,000 and $50,000 and has incurred costs of approximately $17,000 to date. In the event that the Company's systems fail as a result of the Year2000 issue, management believes that the Company's restaurants will remain operating on a manual basis. The risks associated with this contingency plan involve the decreased level of operational controls and the inability to process credit card transactions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No reportable events or material developments in reported events occurred during the twelve-week period ended October 10, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)      REPORT ON FORM 8-K
         September 29, 1999 - Form 8-K filed in regard to a change of the Registrant's auditors.

Item 3 is not applicable and has been omitted.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SILVER DINER, INC.
                                                   -----------------------------
                                                   (Registrant)




November 24, 1999                                    /s/ Craig A. Kendall
-------------------------------                   ------------------------------
Date                                               Craig A. Kendall
                                                   Vice President, Finance

                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)