Form 10-K
period 2000-01-02
SILVER DINER INC /DE/
filed 2000-04-03
CIK 923134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 2000
                        Commission file number 0-24982

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
            None                                      None

          Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.0074 Par Value

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2000, the registrant had 11,792,034 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,729,847. The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Stock Market(SM) on March 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders in 2000 are incorporated by reference into Part III.

PART I

Item 1. Business.

General

     Silver Diner, Inc. (the "Company" or "Silver Diner") was incorporated in Delaware in April 1994 under the name Food Trends Acquisition Corporation ("FTAC"). In March 1996, a subsidiary of the Company merged with Silver Diner Development, Inc., a Virginia corporation ("SDDI"), which was formed in and operated Silver Diner restaurants since 1987. Silver Diner Limited Partnership ("SDLP"), of which SDDI was the general partner, operated the first three Silver Diner restaurants. In June 1996, the Company acquired all of the limited partner interests in SDLP for a purchase price of $2.472 million and 84,000 warrants to purchase shares of the Common Stock at $8.00 per share. Unless the context otherwise requires, references to the Company or Silver Diner also include FTAC, SDDI and their wholly owned subsidiaries.

     The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock trades on The Nasdaq Stock Market(SM) under the symbol "SLVR."

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

     The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to serve generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $7.75 and the average dining time is approximately 40 minutes. For the last fiscal year the Silver Diner restaurants had sales ranging from $2.1 million to $4.3 million with average unit sales of $2.6 million on an average of 222 seats. Management attributes the significant sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its management.

     Diners have been indigenous to the United States for more than 100 years. Since opening the first Silver Diner restaurant in 1989, the Company has capitalized on the diner restaurant theme to uniquely address the customers' need of where to go for quick, high quality meals at reasonable prices. Key elements that differentiate Silver Diner restaurants from other restaurants include:

     . Broad and diverse menu combining "traditional diner" items with contemporary regional specialties - The menu includes a broad range of made-from-scratch meal choices featuring traditional home-style diner fare and all-day breakfast, as well as more contemporary "heart healthy" selections and regional specialty items. Each Silver Diner restaurant bakes all of its pies and cakes on the premises and features a carryout section offering its full menu.

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

     . Generous portions and moderate prices with entrees from $6.99 and up - Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers from $4.99, entrees range from $5.99 to $12.99, and full meals are available at moderate prices including a 10% senior citizen discount and "blue plate specials."

Restaurants.   The following sets forth certain information regarding the
Company's existing restaurants.


                                                            Approximate
                                              Approximate     Number
Operating Locations           Date Opened     Square Feet    of Seats
-------------------          --------------   -----------   -----------
Rockville, Maryland          February 1989          5,500           256
Laurel, Maryland             September 1990         4,680           153
Potomac Mills, Virginia       October 1991          4,675           164
Towson, Maryland             September 1992         5,250           194
Fair Oaks, Virginia            April 1995           5,675           240
Tysons Corner, Virginia      December 1995          5,675           240
Clarendon, Virginia          December 1996          5,675           240
Merrifield, Virginia         February 1997          5,675           240
Springfield, Virginia          April 1997           5,675           240
Reston, Virginia               June 1997            5,675           240
Cherry Hill, New Jersey      November 1997          5,675           240

     The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant, as well as the majority of its operating units. The Company owns the Reston, Virginia location.

     Management believes the greater Washington/Baltimore area can support twelve to fifteen Silver Diner restaurants and it will continue to penetrate this market area while avoiding market overlap in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Management believes that there are numerous other major metropolitan areas throughout the United States that can support a similar concentration of Silver Diner restaurants and intends to pursue expansion in these markets in a manner similar to Washington/Baltimore. The Company opened its first restaurant in a new geographical market, specifically the Philadelphia-Southern New Jersey area in November 1997. At January 2, 2000, the Company had entered into lease agreements for two new restaurants, Virginia Beach, Virginia and Lakeforest Mall in Gaithersburg, MD, which are expected to open in the second and third quarters of 2000, respectively. The Company has been pursuing locations in a new geographical market, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, management is presently involved in active negotiations with prospective landlords at several locations for additional Silver Diner sites. Expansion into any markets outside of the Mid-Atlantic region may include area joint-ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received.

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

     Menu. The Silver Diner menu includes a broad range of dining alternatives featuring traditional diner fare, including soups, sandwiches, hamburgers, "blue plate specials" as well as more contemporary "heart healthy" items, salads, grilled chicken, seafood, pasta and regional specialties. Silver Diner's full breakfast menu, including omelets, pancakes and waffles, is available throughout the day and night. The menu includes numerous entrees that rotate on a seasonal basis, as well as signature homemade pies and cakes baked on premises. High-quality ingredients are used for all menu items, including Silver Diner's own unique gravies, sauces and dressings. Silver Diner's recipes are prepared for the way management believes people eat today with an emphasis on fresh ingredients, low salt and cholesterol-free oil. In addition, Silver Diner's "heart healthy" menu features several low-fat popular items formulated to exceed USDA "heart healthy" dietary guidelines. Silver Diner restaurants also serve beer and wine in all locations except Cherry Hill, New Jersey, and non-alcoholic specialty beverages.

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

Employees

     As of January 2, 2000, the Company had 803 employees, 13 of whom are corporate personnel, 68 of whom are restaurant management personnel (including 4 managers-in-training), and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

Executive Officers of the Company

     The name, age, period of service and position held of each of the executive officers of the Company are as follows:


Name                                         Age     Served Since/(1)/    Position(s) Held
-------------------------------------------------------------------------------------------------------------------------
Robert T. Giaimo                             48           1987            Chairman of the Board,
                                                                          President and Chief Executive Officer
Ype Hengst                                   49           1987            Director, Vice President, Executive Chef and
                                                                          Corporate Secretary
Patrick Meskell                              47           1996            Senior Vice President, Human Resources
Craig Kendall                                48           1998            Vice President, Finance
Timothy Cusick/(2)/                          34           1996            Area Director of Operations

/(1)/ Includes service with SDDI.
/(2)/ Mr. Cusick has given notice he will be leaving the Company in May 2000.
      Mr. Jon Abbott will join the Company in April 2000 and will replace Mr. Cusick after his employment terminates.

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

Item 3. Legal Proceedings.

     On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The plaintiff alleges that sexual assault by the general manager of a Silver Diner restaurant. The general manager was terminated promptly following the occurrence of the event in November 1994. The plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. In September 1998 the court granted summary judgement in favor of the Company as to all claims brought against them in this case. No final judgement can be entered at this time due to a Bankruptcy filing by the former general manager, the co-defendant in the case, prior to the decision of the court to grant summary judgement on behalf of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

     Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Since March 27, 1996, the Common Stock has been listed on The NASDAQ Stock MarketSM under the symbol SLVR. Before that date, the Common Stock was quoted on the OTC Bulletin Board under the symbol FDTR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


                        Quarter     High      Low
                        -------   --------   ------
1998                    First     $2-9/16   $1-1/8
                        Second    $1-15/32  $1
                        Third     $1-7/8    $7/8
                        Fourth    $1-1/16   $5/8

1999                    First     $1-15/32  $3/4
                        Second    $1-1/8    $3/4
                        Third     $1-1/32   $25/32
                        Fourth    $1-7/32   $25/32

     Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

     Holders. As of January 2, 2000, there were approximately 518 record holders of the Common Stock.

Item 6. Selected Financial Data.

                                                                       Fiscal Years Ending/(i)/
                                         -------------------------------------------------------------------------------------
                                          January 2,      January 3,        December 28,       December 29,       December 31,
                                            2000            1999                1997               1996               1995
Statement of Operations Data:
Net sales                                $29,157,366     $28,561,422        $24,259,156        $16,550,468        $13,350,255

Restaurant costs and expenses:
   Cost of sales                           7,609,271       7,920,808          6,929,221          4,526,286          3,655,254
   Labor                                   9,850,921       9,449,685          7,999,812          5,464,896          4,452,134
   Operating                               5,234,014       5,211,704          4,037,198          2,536,609          2,015,668
   Occupancy                               2,866,935       2,777,932          2,534,210          1,931,866          1,588,527
   Depreciation and amortization           1,172,397       1,648,134          1,499,125            882,843            715,426
                                         -----------     -----------        -----------        -----------        -----------
     Total restaurant costs and
      expenses                            26,733,538      27,008,263         22,999,566         15,342,500         12,427,009
                                         -----------     -----------        -----------        -----------        -----------

     Restaurant operating income           2,423,828       1,553,159          1,259,590          1,207,968            923,246

General and administrative expenses        3,133,073       2,921,299          3,065,436          2,705,940          2,077,735
Depreciation and amortization                339,725         267,171            263,484            183,928             97,351
Write off of abandoned site costs                  -          32,455            172,618                  -                  -
                                         -----------     -----------        -----------        -----------        -----------

   Operating loss                         (1,048,970)     (1,667,766)        (2,241,948)        (1,681,900)        (1,251,840)
                                         -----------     -----------        -----------        -----------        -----------

Interest expense                              23,826          40,639             10,702            180,293            334,086
Investment income, net                      (100,917)       (151,967)          (294,231)          (432,721)           (83,021)
                                         -----------     -----------        -----------        -----------        -----------

   Net loss before minority interest
    and cumulative effect of a
    change in accounting principle          (971,879)     (1,556,438)        (1,958,419)        (1,429,472)        (1,502,905)

Minority interest in net loss of SDLP              -               -                  -                  -            180,175
                                         -----------     -----------        -----------        -----------        -----------

   Net loss before cumulative effect
    of a change in accounting
    principle                               (971,879)     (1,556,438)        (1,958,419)        (1,429,472)        (1,322,730)

Cumulative effect of a change in
 accounting principle                              -        (326,868)                 -                  -                  -
                                         -----------     -----------        -----------        -----------        -----------

   NET LOSS                              $  (971,879)    $(1,883,306)       $(1,958,419)       $(1,429,472)       $(1,322,730)
                                         ===========     ===========        ===========        ===========        ===========

Basic and diluted net loss per
 common share before cumulative
 effect of a change in accounting
 principle                               $     (0.08)    $     (0.13)       $     (0.17)       $     (0.15)       $     (0.26)

Cumulative effect of a change in
 accounting principle                              -           (0.03)                 -                  -                  -
                                         -----------     -----------        -----------        -----------        -----------

Net loss per common share                $     (0.08)    $     (0.16)       $     (0.17)       $     (0.15)       $     (0.26)
                                         ===========     ===========        ===========        ===========        ===========

Weighted average common shares
 outstanding                              11,586,512      11,591,822         11,609,400          9,545,681          5,013,319
                                         ===========     ===========        ===========        ===========        ===========

                                                                               As of/(i)/
                                         -------------------------------------------------------------------------------------
                                          January 2,      January 3,        December 28,       December 29,       December 31,
                                            2000            1999                1997               1996               1995
                                          ----------      ----------        ------------       ------------       ------------
Balance Sheet Data:
Working capital
 (deficiency)                             $   460,049     $   625,043       $ 1,332,141       $ 6,669,761         $(4,961,352)
Total assets                               20,594,533      21,638,497        23,646,765        25,864,375          10,794,469
Current liabilities                         2,024,801       2,227,222         2,207,891         3,174,262           6,975,363
Long-term liabilities                       1,295,338       1,173,280         1,317,667           749,396           2,584,832
Stockholders' equity                       17,274,394      18,237,995        20,121,207        21,940,717           1,234,274

/(i)/ Selected financial data as of and for the year ended January 2, 2000 was obtained from the Company's audited financial statements. Selected financial data as of and for the years ended January 3, 1999, December 28, 1997, December 29, 1996 and December 31, 1995 were obtained from the Company's financial statements audited by another accounting firm whose opinion was unqualified.

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

General

     The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended January 2, 2000. As of this date, the Company operates 11 diners, 10 in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. As of March 15, 2000, there are two additional Silver Diners under construction, one in the Washington/Baltimore metropolitan area and one in the Southern Virginia region. The Company is pursuing additional locations throughout the Mid-Atlantic region for restaurant openings. The Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships. The following table reflects the growth in number of restaurants over the three-year period.


          Restaurants                                  1997            1998            1999
          -----------                                --------        --------        --------
          In operation, beginning of year                7              11              11
          Newly opened                                   4               0               0
                                                     --------        --------        --------
          In operation, end of year                     11              11              11
                                                     --------        --------        --------

     The Company was incorporated in Delaware in April 1994 under the name FTAC. In March 1996, a subsidiary of the Company merged with SDDI, a Virginia corporation, which was formed in and operated Silver Diner restaurants since 1987. SDLP, of which SDDI was the general partner, operated the first three Silver Diner restaurants. In June 1996, the Company acquired all of the limited partner interests in SDLP for a purchase price of $2.472 million and 84,000 warrants to purchase shares of the Common Stock at $8.00 per share. Unless the context otherwise requires, references to the Company or Silver Diner also include FTAC, SDDI and their wholly owned subsidiaries.

     The Company currently operates 11 Silver Diner restaurants, 10 in the Washington/Baltimore Metropolitan Area and one in Cherry Hill, New Jersey, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high-quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to uniquely address this need. By attracting a broad range of customer segments, and maintaining extended operating hours, a diverse menu and convenient locations, the Company is able to compete effectively in the fast food, family and casual dining segments of the restaurant industry, contributing to the significant sales volumes of its units. The Company also offers Silver Diner To Go, which features a range of carry out/delivery options targeting the growing "home meal replacement" market, and expanded bakery selections.

     Effective January 1, 1994, the Company adopted a 52 or 53-week fiscal year that ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 1999, 1998 and 1997 were comprised of 52, 53 and 52 weeks, respectively and ended on January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

Results Of Operations

     The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                                                      Fiscal Years Ended
                                                                ---------------------------------------------------------------
                                                                January 2,                January 3,               December 28,
                                                                  2000                      1999                       1997
                                                                ----------                ----------               ------------
Net sales                                                        100.0%                    100.0%                    100.0%

Restaurant costs and expenses:
 Cost of sales                                                    26.1%                     27.7%                     28.6%
 Labor                                                            33.8%                     33.1%                     33.0%
 Operating                                                        18.0%                     18.3%                     16.6%
                                                                 -----                     -----                     -----
   Restaurant operating margin                                    22.1%                     20.9%                     21.8%

 Occupancy                                                         9.8%                      9.7%                     10.4%
 Depreciation and amortization                                     4.0%                      5.8%                      6.2%
                                                                 -----                     -----                     -----
   Restaurant operating income                                     8.3%                      5.4%                      5.2%

General and administrative expenses                               10.7%                     10.2%                     12.6%
Depreciation and amortization                                      1.2%                      0.9%                      1.1%
Write off of abandoned site costs                                    -                       0.1%                      0.7%
                                                                 -----                     -----                     -----
   Operating loss                                                 (3.6%)                    (5.8%)                    (9.2%)

Interest expense                                                   0.1%                      0.0%                      0.0%
Investment income, net                                            (0.3%)                    (0.5%)                    (1.1%)
                                                                 -----                     -----                     -----

 Loss before cumulative effect of a change in
  accounting principle                                            (3.4%)                    (5.3%)                    (8.1%)

 Cumulative effect of a change in accounting
  principle                                                          -                      (1.2%)                       -
                                                                 -----                     -----                     -----
 Net loss                                                         (3.4%)                    (6.5%)                    (8.1%)
                                                                 =====                     =====                     =====

Year Ended January 2, 2000 Compared to the Year Ended January 3, 1999

     Net sales for the fiscal year ended January 2, 2000 ("Fiscal 1999") of $29,157,366 increased approximately $600,000 compared to the fiscal year ended January 3, 1999 ("Fiscal 1998"). Fiscal 1998 included 53 weeks, adding approximately $591,000 to net sales. On a 52-week comparative basis, total sales increased approximately $1.2 million or 4.2%.

     Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) increased 5.8% (3.9% inclusive of the Fiscal 1998 53rd week sales). Same store customer counts were up 2.8%, while average guest check increased 2.2%. The Company believes the increase in same store sales was generated through continued focus and improvement in operational excellence as measured by exit interviews with customers, which have continued to improve throughout Fiscal 1999.

     Average unit sales increased $102,818 or 4.2% from $2,547,852 in Fiscal 1998 to $2,650,670 in Fiscal 1999; primarily as a result of the increased customer traffic and increased average check driven by a carefully focused marketing campaign and supported by operational execution.

     Cost of sales, consisting primarily of food and beverage costs, decreased from 27.7% of net sales in Fiscal 1998 to 26.1% of net sales in Fiscal 1999 due primarily to continued management focus on cost control, purchasing agreements, refinement of food preparation and delivery systems and less extensive seasonal menu changes.

     Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits increased 0.7% to 33.8% of net sales for Fiscal 1999, resulting primarily from a highly competitive labor market causing upward pressure on average wage rates and continued cost escalation of health benefits.

     Operating expenses, which consists of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising decreased .3% to 18.0% of net sales for Fiscal 1999, compared to 18.3% for Fiscal 1998. Reduced supply and maintenance costs accounted for savings of 0.9% and was offset by an increase of 0.6% in advertising and promotional costs.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $89,003 for Fiscal 1999 compared to Fiscal 1998. As a percentage of net sales occupancy expenses increased 0.1% in Fiscal 1999 to 9.8% compared to 9.7% in Fiscal 1998. Additionally, the Company owns the Reston, Virginia site and consequently does not absorb any rent expense on this location.

     Restaurant depreciation and amortization decreased $475,737 to $1,172,397 for Fiscal 1999. The decrease was primarily the result of depreciation associated with an evaluation of unit operational processes, menu engineering, and a comprehensive unit equipment assessment resulting in the Company writing off equipment in the fourth quarter of 1998.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $3,133,073 for Fiscal 1999, an increase of $211,774, or 7.2%, compared to Fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 10.7% for Fiscal 1999 from 10.2% for Fiscal 1998. The increase was principally related to higher legal and accounting fees during the first sixteen weeks of Fiscal 1999, coupled with the continued cost escalation of recruiting and training restaurant management talent. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans.

     The Company earned $100,917 in investment income for Fiscal 1999, compared to investment income of $151,967 for Fiscal 1998. The decrease is primarily a result of reduced levels of cash available for investment. Interest expense was $23,826 for Fiscal 1999 and $40,639 for Fiscal 1998.

     Net loss for Fiscal 1999 was $971,879 or $0.08 per share, compared to a loss of $1,883,306 or $0.16 per share in Fiscal 1998. Weighted average shares outstanding remained essentially unchanged at 11,586,512 in 1999 versus 11,591,822 in 1998. Management expects that the Company will continue to incur quarterly losses until such time as revenue generation from increased market penetration is sufficient to absorb new unit start-up costs and the increased general and administrative infrastructure costs currently in place to support the Company's growth plans.

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

     Income Taxes. No current or deferred income tax benefit has been provided in the Company's consolidated financial statements due to the Company's history of net operating losses for income tax purposes. At January 2, 2000, the Company has a net operating loss carryforward of approximately $6,663,000 for income tax purposes that expires in 2008 through 2014, which may be used to reduce future income tax expense and tax liabilities.

New Accounting Pronouncement

     In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentation or disclosures.

Liquidity and Capital Resources

     The Silver Diner's operations are subject to significant external influences beyond its control. Any one, or any combination of such factors, could materially impact the actual results of the Diner's operations. Those factors include, but are not limited to: (I) changes in general economic conditions, (II) changes in consumer spending habits (III) changes in the availability and cost of raw materials, (IV) changes in the availability of capital resources, (V) changes in the prevailing interest rates, (VI) changes in the competitive environment and (VII) changes in the Federal or State laws governing the business.

     At January 2, 2000, cash and cash equivalents were $1.12 million, short-term investments were $810,000, working capital was $460,000, the Company had no long-term debt and stockholders' equity was $17.27 million. Cash and cash equivalents decreased $490,000 during Fiscal 1999, due primarily to cash used to finance the purchases of property and equipment including the purchase of Point-of-Sale computer systems.

     The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.3 to $1.5 million. However, due to above average site costs and architectural and design costs, the five Silver Diner locations opened since December 1995 have averaged approximately $1.8 million for building, equipment and site costs. The Company is currently in the process of executing the new prototype design to decrease the cost of a Silver Diner restaurant. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or debt financing strategy following the restaurant's opening.

     At January 2, 2000, the Company had entered into lease agreements for two new restaurants, Virginia Beach, Virginia, which is currently under construction, and Lakeforest Mall in Gaithersburg, MD, which are expected to open in the second and third quarters of 2000, respectively. The Company has been pursuing locations in a new geographical market, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, management is presently involved in active negotiations with prospective landlords at several locations for additional Silver Diner sites.

     Management believes that the Company's current capital resources and expected 2000 cash flow will be adequate to construct up to two units. The Company has entered into a loan agreement with its lead bank to extend a $3 million line of credit in October 1999 that is sufficient to fund at least two additional diners. A replacement loan agreement is presently being negotiated. Pending execution of the replacement loan agreement, it is unclear whether the Company could advance any funds under the existing loan agreement. Additional financing will be required to finance growth in 2000 beyond the next two diners. The Company may forced to limit unit growth, if it is unable to meet or exceed certain financial and operating criteria defined in the formal loan documents.

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

Year 2000 Issue and Compliance

     In connection with the Company's efforts to ensure that its information technology systems and non-information technology systems were Year 2000 compliant, the Company incurred costs of approximately $17,000 during Fiscal 1999. Additionally, the Company was concurrently upgrading its point-of-sale systems with a vendor that had been assessed as Year 2000 compliant. These efforts and the related costs were necessary to ensure the Company did not experience any significant system failures or other adverse effects on the routine operation of the Diners. As a result the Company has not suffered any system failures to date. Management continues to monitor its technology-based systems for any undiscovered issues.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

Item 8.  Financial Statements

                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                    18

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF
     JANUARY 2, 2000 AND JANUARY 3, 1999                        20

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999
     AND DECEMBER 28, 1997                                      21

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
     EQUITY FOR THE FISCAL YEARS ENDED JANUARY 2, 2000,
     JANUARY 3, 1999 AND DECEMBER 28, 1997                      22

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999
     AND DECEMBER 28, 1997                                      23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      25

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Silver Diner, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Silver Diner, Inc. and Subsidiary (the "Company") as of January 2, 2000, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Silver Diner, Inc. as of and for the years ended January 3, 1999 and December 28, 1997 were audited by other auditors whose reports, dated March 8, 1999 and March 6, 1998, respectively, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Diner, Inc. and Subsidiary as of January 2, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman
______________________________
Bethesda, Maryland
March 2, 2000

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Silver Diner, Inc.:

We have audited the accompanying consolidated balance sheet of Silver Diner, Inc. and subsidiaries (the "Company") as of January 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended January 3, 1999 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Diner, Inc. and subsidiaries as of January 3, 1999, and the results of their operations and their cash flows for the years ended January 3, 1999 and December 28, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for preopening costs during the year ended January 3, 1999 to conform with the American Institute of Certified Public Accountants Statement of Position No. 98-5.



/s/ Deloitte & Touche LLP
_________________________
Washington, DC
March 8, 1999

                        Silver Diner, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                                                   January 2,                January 3,
                                                                                     2000                      1999
                                                                                ----------------------------------------
Current assets:
 Cash and cash equivalents                                                      $   1,122,755             $   1,611,757
 Marketable securities available for sale                                             813,452                   746,597
 Inventory                                                                            134,698                   139,039
 Prepaid rent                                                                         158,447                   182,796
 Incentive rebates                                                                    108,928                    61,410
 Prepaid and other current assets                                                     146,570                   110,666
                                                                                -------------             -------------
  Total current assets                                                          $   2,484,850             $   2,852,265

Property, equipment and improvements, net                                          15,583,903                16,117,417

Due from related parties                                                              142,293                   126,516
Goodwill, net                                                                       2,114,587                 2,299,082
Deposits and other                                                                    268,900                   243,217
                                                                                -------------             -------------

   Total assets                                                                 $  20,594,533             $  21,638,497
                                                                                =============             =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                          $   1,757,801             $   1,960,222
 Note payable                                                                         267,000                   267,000
                                                                                -------------             -------------
                                                                                    2,024,801                 2,227,222
Long-term liabilities:
 Deferred rent liability                                                            1,295,338                 1,173,280
                                                                                -------------             -------------
   Total liabilities                                                                3,320,139                 3,400,502
                                                                                -------------             -------------

Commitments and contingencies                                                               -                         -

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares authorized;
  none issued                                                                               -                         -
 Common stock, $.00074 par value, 20,000,000 shares authorized;
  at January 2, 2000, 11,592,691 shares issued and outstanding
  at January 3, 1999, 11,585,510 shares issued and outstanding                          8,563                     8,558
 Additional paid-in capital                                                        30,773,262                30,688,714
 Unearned compensation                                                               (227,489)                 (252,453)
 Treasury stock (165,802 shares of common stock at cost)                             (101,239)                        -
 Accumulated deficit                                                              (13,178,703)              (12,206,824)
                                                                                -------------             -------------
   Total stockholders' equity                                                      17,274,394                18,237,995
                                                                                -------------             -------------

   Total liabilities and stockholders' equity                                   $  20,594,533             $  21,638,497
                                                                                =============             =============

   The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Fiscal years ended
                                                         ------------------------------------------------------------------
                                                          January 2,                 January 3,                December 28,
                                                             2000                       1999                       1997
                                                         ------------              --------------            --------------
Net sales                                                $ 29,157,366              $   28,561,422            $   24,259,156
                                                         ------------              --------------            --------------

 Cost of sales                                              7,609,271                   7,920,808                 6,929,221
 Labor                                                      9,850,921                   9,449,685                 7,999,812
 Operating                                                  5,234,014                   5,211,704                 4,037,198
 Occupancy                                                  2,866,935                   2,777,932                 2,534,210
 Depreciation and amortization                              1,172,397                   1,648,134                 1,499,125
                                                         ------------              --------------            --------------

   Total restaurant costs and expenses                     26,733,538                  27,008,263                22,999,566
                                                         ------------              --------------            --------------

   Restaurant operating income                              2,423,828                   1,553,159                 1,259,590

General and administrative expenses                         3,133,073                   2,921,299                 3,065,436
Depreciation and amortization                                 339,725                     267,171                   263,484
Write-off of abandoned site costs                                   -                      32,455                   172,618
                                                         ------------              --------------            --------------

   Operating loss                                          (1,048,970)                 (1,667,766)               (2,241,948)

Interest expense                                               23,826                      40,639                    10,702
Investment income, net                                       (100,917)                   (151,967)                 (294,231)
                                                         ------------              --------------            --------------

   Loss before cumulative effect of a change
    in accounting principle                                  (971,879)                 (1,556,438)               (1,958,419)

Cumulative effect of a change in accounting
principle                                                           -                    (326,868)                        -
                                                         ------------              --------------            --------------

   NET LOSS                                              $   (971,879)             $   (1,883,306)           $   (1,958,419)
                                                         ============              ==============            ==============
Basic and diluted net loss per common share
 Loss per common share before cumulative effect of
  a change in accounting principle                       $      (0.08)             $        (0.13)           $        (0.17)
 Cumulative effect of a change in accounting                        -                       (0.03)                        -
                                                         ------------              --------------            --------------

 Net loss per common share                               $      (0.08)             $        (0.16)           $        (0.17)
                                                         ============              ==============            ==============

Weighted average common shares outstanding               $ 11,586,512              $   11,591,822            $   11,609,400
                                                         ============              ==============            ==============

   The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Fiscal years ended January 2, 2000, Janaury 3, 1999 and December 28, 1997

                                              Common Stock               Treasury Stock
                                              ------------               --------------          Additional         Unearned
                                         Shares           Amount       Shares         Cost     Paid-in Capital    Compensation
                                         ------           ------       ------         ----     ---------------    ------------
Balance at December 29, 1996                11,520,473    $8,526             -     $       -      $30,423,561     $  (126,271)
Issuance of common stock                       130,117        96             -             -          467,404        (315,000)
Issuance of stock awards                             -         -             -             -          920,000        (920,000)
Common stock purchased                         (83,606)      (62)            -             -         (186,938)         52,500
Stock options exercised                         35,419        26             -             -               15               -
Stock options issued                                 -         -             -             -           61,865               -
Repurchase of outstanding options                    -         -             -             -          (40,500)         20,250
Cancellation of outstanding options                  -         -             -             -          (40,470)         40,470
Amortization of unearned compensation                -         -             -             -                -          79,253
Net loss                                             -         -             -             -                -               -
                                           -----------    ------     ---------     ---------      -----------     -----------
Balance at December 28, 1997                11,602,403     8,586             -             -       31,604,937      (1,168,798)
                                           -----------    ------     ---------     ---------      -----------     -----------

Issuance of common stock                        17,392        13             -             -           24,987         (12,500)
Issuance of stock awards                             -         -             -             -          206,250        (206,250)
Common stock purchased                         (42,746)      (47)            -             -          (93,801)         43,753
Stock options exercised                          8,461         6             -             -               79               -
Cancellation of outstanding options                  -         -             -             -       (1,053,738)      1,026,757
Amortization of unearned compensation                -         -             -             -                -          64,585
Net loss                                             -         -             -             -                -               -
                                           -----------    ------     ---------     ---------      -----------     -----------
Balance at January 3, 1999                  11,585,510     8,558             -             -       30,688,714        (252,453)
                                           -----------    ------     ---------     ---------      -----------     -----------

Issuance of common stock                        15,050        11             -             -           10,878               -
Issuance of stock awards                             -                       -             -          158,243        (158,243)
Common stock purchased                          (7,869)       (6)            -             -           (9,994)              -
Purchase of treasury stock                           -         -     (165,802)      (101,239)               -               -
Stock options issued                                 -         -             -             -           37,789          (6,774)
Cancellation of outstanding options                  -         -             -             -         (112,368)         87,764
Amortization of unearned compensation                -         -             -             -                -         102,217
Net loss                                             -         -             -             -                -               -
                                           -----------    ------     ---------     ---------      -----------     -----------
Balance at January 2, 2000                  11,592,691    $8,563      (165,802)    $(101,239)     $30,773,262     $  (227,489)
                                           ===========    ======     =========     =========      ===========     ===========
                                             Accumulated
                                               Deficit             Total
                                               -------             -----
Balance at December 29, 1996                 $ (8,365,099)     $21,940,717
Issuance of common stock                                -          152,500
Issuance of stock awards                                -                -
Common stock purchased                                  -         (134,500)
Stock options exercised                                 -               41
Stock options issued                                    -           61,865
Repurchase of outstanding options                       -          (20,250)
Cancellation of outstanding options                     -                -
Amortization of unearned compensation                   -           79,253
Net loss                                       (1,958,419)      (1,958,419)
                                             ------------      -----------
Balance at December 28, 1997                  (10,323,518)      20,121,207
                                             ------------      -----------

Issuance of common stock                                -           12,500
Issuance of stock awards                                -                -
Common stock purchased                                  -          (50,095)
Stock options exercised                                 -               85
Cancellation of outstanding options                     -          (26,981)
Amortization of unearned compensation                   -           64,585
Net loss                                       (1,883,306)      (1,883,306)
                                             ------------      -----------
Balance at January 3, 1999                    (12,206,824)      18,237,995
                                             ------------      -----------

Issuance of common stock                                -           10,889
Issuance of stock awards                                -                -
Common stock purchased                                  -          (10,000)
Purchase of treasury stock                              -         (101,239)
Stock options issued                                    -           31,015
Cancellation of outstanding options                     -          (24,604)
Amortization of unearned compensation                   -          102,217
Net loss                                         (971,879)        (971,879)
                                             ------------      -----------
Balance at January 2, 2000                   $(13,178,703)     $17,274,394
                                             ============      ===========

   The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal years ended
                                                         -----------------------------------------------------------------
                                                            January 2,               January 3,             December 28,
                                                               2000                     1999                    1997
                                                         --------------------  -----------------------  ------------------
Cash flows from operating activities
Net loss                                                    $ (971,879)             $(1,883,306)            $(1,958,419)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
 Depreciation and amortization                               1,512,122                1,915,305               1,762,609
 Development and abandoned site costs                                -                   32,455                 172,618
 Compensation expense - stock options and
  deferred compensation                                        108,627                   37,604                 141,118
 Cumulative effect of change in accounting principle
  principles                                                         -                  326,868                       -
 Termination of note receivable                                      -                        -                 123,329
 Changes in operating assets and liabilities
  Inventory                                                      4,341                   57,404                 (48,462)
  Prepaid rent                                                  24,349                 (182,796)                      -
  Incentive rebates                                            (47,518)                  17,623                       -
  Prepaid and other current assets                             (35,904)                   7,509                   4,873
  Preopening expenses                                                -                        -                (660,325)
  Deposits and other                                           (25,683)                 (13,936)                100,585
  Accounts payable and accrued expenses                       (204,377)                (247,669)               (262,323)
  Deferred rent liability                                      122,058                  122,613                 301,271
  Due from related parties                                     (15,777)                (115,916)                      -
                                                            ----------              -----------             -----------

 Net cash provided by (used in) operating activities           470,359                   73,758                (323,126)
                                                            ----------              -----------             -----------

  Cash flows used in investing activities
  Purchases of property and equipment                         (792,156)                (497,407)             (6,421,329)
  Maturities of short-term investments                         750,000                2,900,000               4,030,907
  Purchase of short-term investments                          (816,855)              (2,424,514)             (4,171,974)
  Advances to affiliates                                             -                        -                 (67,372)
                                                            ----------              -----------             -----------

   Net cash used in investing activities                      (859,011)                 (21,921)             (6,629,768)
                                                            ----------              -----------             -----------

   The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal years ended
                                                         -----------------------------------------------------------------
                                                            January 2,               January 3,             December 28,
                                                               2000                     1999                    1997
                                                         --------------------  -----------------------  ------------------
Cash flows from financing activities
 Proceeds from issuance of common stock                     $   10,889              $   12,500              $   152,500
 Proceeds from exercise of stock options                             -                      85                       41
 Purchase of common stock                                      (10,000)                (50,095)                (134,500)
 Purchase of treasury stock                                   (101,239)                      -                        -
 Proceeds from notes payable                                         -                       -                  267,000
 Repurchase of employee stock options                                -                       -                  (20,250)

Net cash provided by (used in) financing activities           (100,350)                (37,510)                 264,791
                                                            ----------              ----------              -----------

Net increase (decrease) in cash and cash equivalents          (489,002)                 14,327               (6,688,103)

Cash and cash equivalents, beginning of year                 1,611,757               1,597,430                8,285,533
                                                            ----------              ----------              -----------

Cash and cash equivalents, end of year                      $1,122,755              $1,611,757              $ 1,597,430
                                                            ==========              ==========              ===========
Supplemental disclosure of cash flow information:
 Interest paid                                              $   37,492              $   25,523              $    10,702
                                                            ==========              ==========              ===========
Noncash investing and financing activities:
 Construction payables included in accounts
 payable and accrued expenses                               $        -              $        -              $   350,604
                                                            ==========              ==========              ===========

   The accompanying notes are an integral part of these financial statements

                       Silver Diner, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 2, 2000

1. Organization

   Silver Diner, Inc. (the Company) and its subsidiary develop and operate the Silver Diner restaurant chain. At January 2, 2000, the Company owned and operated ten diners in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey.

2. Summary Of Significant Accounting Policies

   Basis of Presentation and Consolidation
   ---------------------------------------

   The consolidated financial statements include the accounts and operations of the Company and its subsidiary, Silver Diner Development, Inc. (SDDI). All significant intercompany balances and transactions have been eliminated in consolidation.

   Fiscal Year
   -----------

   The Company operates on a 52- or 53-week fiscal year that ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12, and 12 or 13 weeks, respectively. Fiscal years 1999, 1998 and 1997 were comprised of 52, 53 and 52 weeks, respectively, and ended on January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

   Cash and Cash Equivalents and Marketable Securities
   ---------------------------------------------------

   All short-term investments are classified as available-for-sale. Those investments that are part of the Company's cash management portfolio with an original maturity of three months or less when purchased are reported as cash equivalents. The balance of short-term investments are classified as marketable securities. At January 2, 2000, marketable securities consists of investment-grade commercial paper. Cash and cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates fair value.

   Inventory
   ---------

   Inventory consists of food and supplies and is stated at the lower of cost (first-in, first-out) or market.

   Property, Equipment and Improvements
   ------------------------------------

   Property, equipment and improvements are recorded at cost. Buildings and leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the respective anticipated lease period including renewal options, ranging from 20 to 35 years, with a provision for salvage value for the Rockville building. Furniture and equipment are depreciated over the estimated useful lives of the related assets, ranging from two to ten years. Depreciation is computed using the straight-line method.

   Deferred Lease Costs
   --------------------

   Deferred lease costs represent brokerage commissions, legal fees and zoning-related costs primarily related to leases on the land upon which the Company constructed its restaurants and are amortized on a straight-line basis over the life of the respective lease agreement.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


2. Summary Of Significant Accounting Policies (Continued)

   Pre-opening Costs
   -----------------

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

   Prior to 1998, the Company capitalized preopening costs, including payroll, employee recruitment and advertising, incurred in the restaurant start-up and training period prior to the opening of each restaurant, and amortized these costs over 12 months from the date of opening. The Company elected early application of SOP 98-5 during the first quarter of 1998. As a result of the early application, all preopening costs capitalized as of December 28, 1997 were expensed and recorded as a cumulative effect of a change in accounting principle in the first quarter of 1998. Had preopening costs been accounted for in accordance with SOP No. 98-5 during the year ended December 28, 1997, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

            Net loss:
               As reported                         $(1,958,419)
               Pro forma                           $(2,157,873)


              Net loss per common share:
               As reported                         $     (0.17)
               Pro forma                           $     (0.19)

   Goodwill
   --------

   Cost in excess of fair value of net assets required related to the acquisition of the minority interest in SDLP (see note 3) is being amortized on a straight-line basis over 15 years.

   Deferred Rent
   -------------

   Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.

   Income Taxes
   ------------

   The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided for temporary differences between financial assets and liabilities and those reported for income tax purposes.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000

2. Summary of Significant Accounting Policies (Continued)

   Net Loss Per Common Share
   -------------------------

   Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, which requires presentation of basic and diluted earnings per share amounts and a reconciliation of the respective calculations. The Company incurred a net loss for the years ended January 2, 2000, January 3, 1999 and December 28, 1997; therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share.

   Evaluation of Long-Lived Assets
   -------------------------------

   The Company evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal years 1999 and 1998, the Company wrote off $0 and $32,455, respectively, of deferred site costs including legal, design and development costs for potential restaurant sites that the Company is no longer pursuing or that the Company believes the probability of the site being procured is unlikely. During fiscal years 1999 and 1998, in connection with an evaluation of unit operational processes, menu engineering, and a comprehensive unit equipment assessment, the Company wrote off equipment with a net book value of $41,400 and $372,734, respectively, which is included in depreciation and amortization within the Statement of Operations. Management believes no additional material impairment of these assets exists at January 2, 2000. The write-off resulted from the elimination of the operational usefulness for certain equipment and the identification of obsolete or no longer in service equipment.

   Stock-Based Compensation
   ------------------------

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see note 11). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

   Reclassification
   ----------------

   Certain prior year balances have been reclassified to conform to the 1999 presentation.

   Use of Estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


2. Summary of Significant Accounting Policies (Continued)

   Recent Accounting Pronouncement
   -------------------------------

   In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentation or disclosures.

3. Acquisition of Minority Interest in Silver Diner Limited Partnership

   On June 13, 1996, the Company completed its purchase of all of the limited partnership interests in Silver Diner Limited Partnership (SDLP) from the original investors for $2,472,000 in cash and 84,000 warrants (New Warrants) to purchase common stock exercisable at $8.00 per share. The New Warrants were exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years and, as a result, amortization expense related to goodwill totaled $184,495, $183,751 and $184,977 in fiscal years 1999, 1998 and 1997, respectively.

4. Property, Equipment and Improvements

   The major components of property, equipment and improvements are as follows:

                                                                 January 2,                    January 3,
                                                                   2000                           1999
                                                                 ----------                    ----------
       Land                                                    $ 1,737,655                    $ 1,737,655
       Buildings and leasehold improvements                     12,709,589                     12,645,160
       Furniture, fixtures and equipment                         6,290,107                      5,918,067
       Deferred lease costs                                        760,074                        607,107
                                                               -----------                    -----------
       Less accumulated depreciation and amortization           (5,913,522)                    (4,790,572)
                                                               -----------                    -----------
                                                               $15,583,903                    $16,117,417
                                                               ===========                    ===========

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000

5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                          January 2,                    January 3,
                                                             2000                          1999
                                                          ----------                    ----------
         Trade payables                                   $1,038,230                     1,381,805
         Payroll and related taxes                           584,485                       443,623
         Sales and use taxes                                 135,086                       134,794
                                                          ----------                     ---------
                                                          $1,757,801                     1,960,222
                                                          ==========                     =========

6. Note Payable

   In June 1997, the Company entered into a note agreement in the amount of $267,000 with a bank to purchase a parcel of land from the Company's president (note 8). The principal balance of the note, originally due in June 1999, was extended through June 2000. Interest is paid monthly at an annual rate of 9.25%. The note is collateralized by the land purchased. The Company incurred $23,826, $25,523 and $10,702 in interest expense related to the note for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

7. Notes Receivable

   During 1997, the Company issued notes receivable totaling $132,000 to an outside party which owns and maintains the jukeboxes in four Silver Diner units. The Company receives principal and interest payments on these notes on a monthly basis. The outstanding balance, classified as deposits and other, was $97,899 for 1999 and $113,729 for 1998. Interest is calculated at an annual rate of 9% and the principal payments are based on the amount of monthly cash flow generated by the jukeboxes. For the years ended January 2, 2000 and January 3, 1999, the Company has received $15,830 and $9,300 in principal payments, respectively, and $11,587 and $11,000 in interest income, respectively.

8. Related Party Transactions

   Robert Giaimo Development, Inc.
   -------------------------------

   On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc., a corporation wholly-owned by the president of the Company, an undivided parcel of land representing a parking lot adjacent to the Silver Diner restaurant in Potomac Mills, Virginia. The total cost of the land was $408,000. The Company received a loan from a bank in the amount of $267,000 to purchase the property (note 6). The note is fully collateralized by the land.

   Silver Diner Potomac Mills, Inc.
   --------------------------------

   The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expire October 14, 2011 and include annual CPI adjustments to base rent and percentage rent based on gross receipts. The amount of property leased was reduced in 1997 by the land purchase described above. For the years ending January 2,

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000

   2000, January 3, 1999 and December 28, 1997, occupancy costs include $360,000, $355,000, and $350,000, respectively, in rent and related pass-through costs associated with the leases.

   Construction, Real Estate Consulting Services and Real Estate Management
   ------------------------------------------------------------------------

   The Company has from time to time entered into contracts with a Director of the Company and certain affiliates of the Director to provide construction, real estate consulting and real estate management services to the Company. During the year ended January 2, 2000, the Company incurred costs totaling $74,036 for miscellaneous construction and renovation of existing diners, $23,547 for real estate consulting services and $180,496 for payment of rent and real estate taxes related to the Merrifield Silver Diner. At January 2, 2000, $2,565 is payable to the Director and affiliates of the Director.

   Keyman Life Insurance
   ---------------------

   The Company is paying premiums for three life insurance policies owned, respectively, by two officers. In 1996, the Company recorded notes receivable from the two officers, which were payable in full upon demand, were collateralized by the life insurance policies and were equal to the amount of premiums paid by the Company on such life insurance policies. The notes receivable were non-interest bearing. During 1997, the Company terminated these note receivable agreements and recorded the full amount of premiums paid in 1996 and 1997, less the cash surrender value of the policies, as expense. In 1999 and 1998, the Company recorded the full amount of premiums paid in 1998 and 1999, respectively, less the cash surrender value of the policies, as expense. As such, the Company recorded $84,596, $92,000 and $123,000 of expense for these insurance policies for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

   Due from Related Parties
   ------------------------

   In connection with entering into an employment continuity agreement during 1998, the Company made a $100,000 loan to an officer of the Company. The note, bearing interest at a rate of 5.25%, is secured by the Company's common stock holding of the officer. The loan and accrued interest is to be repaid by the officer through the application of annual bonuses in the amount of $20,000, plus accrued interest, by the officer over a five-year period. As of January 2, 2000 and January 3, 1999, $80,000 and $100,000 of principal remained due from an officer of the Company.

9. Commitments and Contingencies

   Operating Leases
   ----------------

   The Company leases restaurant land and buildings under various noncancelable operating leases with terms expiring at various dates through 2017. Certain of these leases are with related parties (see note 8). These leases include minimum lease payments, reimbursable operating costs and real estate taxes. Also, certain of these leases contain renewal options for a maximum of 20 years beyond the original term, have provisions for additional rent based on sales at the individual locations and annual increases based on the consumer price index. The leases provide for certain rent holidays and escalations in payments over the lease terms. The effect of the holidays and escalations have been reflected in rent expense on a straight-line basis over the initial lease terms. The excess of expense over cash payments has been reflected in the consolidated financial statements as deferred rent.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


9.  Commitments and Contingencies (Continued)

    Operating Leases (continued)
    ----------------------------

    Future minimum annual lease payments as of January 2, 2000 are:

                     2000                         $ 2,370,000
                     2001                           2,567,000
                     2002                           2,630,000
                     2003                           2,699,000
                     2004                           2,737,000
                     Thereafter                   $21,717,000

    Rent expense under the leases for fiscal years 1999, 1998 and 1997 was approximately $2,328,000, $2,236,000 and $2,033,000, respectively.

    Legal Proceedings
    -----------------

    On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The plaintiff alleges sexual assault by the general manager of a Silver Diner restaurant. The general manager was terminated promptly following the occurrence of the event in November 1994. The plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. In September 1998, the court granted summary judgment in favor of the Company as to all claims brought against them in this case. No final judgment can be entered at this time due to a Bankruptcy filing by the codefendant in the case, prior to the decision of the court to grant summary judgment on behalf of the Company.

    Employment Continuity Agreements
    --------------------------------

    SDDI has entered into employment continuity agreements with certain executives. The agreements are for one to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of January 2, 2000 is approximately $1,860,000.

10. Income Taxes

    At January 2, 2000, the Company has a net operating loss carryforward of approximately $6,663,000 for income tax purposes, that expires in 2008 through 2014, which may be used to reduce future income tax expense and tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


10. Income Taxes (Continued)

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  January 2,                 January 3,
                                                                     2000                       1999
                                                                  ----------                 ----------
         Net operating loss carryforwards                        $ 2,657,259                $ 2,420,534
         Book over (under) tax depreciation/
            Amortization                                             (47,282)                   (83,841)
         Deferred rent                                               516,567                    466,653
                                                                 -----------                -----------
         Deferred tax assets                                     $ 3,126,544                  2,803,346
         Less: valuation allowance                                (3,126,544)                (2,803,346)
                                                                 -----------                -----------
         Net deferred tax asset                                  $         -                $         -
                                                                 ===========                ===========

    As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at January 2, 2000 and January 3, 1999, respectively.

11. Stock Compensation Plans

    The Company has the following stock-based compensation plans:

    1996 Employee Stock Purchase Plan
    ---------------------------------

    The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's Board of Directors and approved by shareholders in June 1997, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company implemented the plan in August 1998. During fiscal 1999, 15,050 shares were issued under the plan.

    1996 Stock Option Plan
    ----------------------

    The 1996 Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by the shareholders in June 1997, and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's Board of Directors and range from seven to ten years, with the ability to accelerate vesting upon the Company achieving certain performance measurements, as predetermined by the Board. The Company has reserved 1,750,000 shares of common stock for issuance under the plan. A total of 600,400 and 1,143,500 options were granted under this plan during fiscal 1999 and 1998, respectively.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


11. Stock Compensation Plans (Continued)

    Restaurant Operating Partner Program
    ------------------------------------

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

    The stock awards under these plans are awarded at the discretion of the Company's Board of Directors. The Company has reserved 415,000 shares of common stock for issuance under the plan. During fiscal 1999 and 1998, -0-and 17,392 shares, respectively, were issued under the plan.

    Associate Ownership and Profit Sharing Plan
    -------------------------------------------

    The Associate Ownership and Profit Sharing Plan, which was adopted by the Company's Board of Directors in December 1999 for implementation in fiscal year 2000, provides for associates of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. All associates employed by the Company prior to January 1, 2000 will be awarded 100 shares of common stock. The common stock is restricted for a one-year period, whereby on January 1, 2001, all associates still employed by the Company will have all such restrictions removed. The Company has reserved 100,000 shares of common stock for issuance under the plan.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


11. Stock Compensation Plans (Continued)

    1996 Consultant Stock Option and Stock Purchase Plan
    ----------------------------------------------------

    The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's Board of Directors in September 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
    (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted with an exercise price at the fair market value of the common stock on the first day of each calendar quarter, and are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company records the transactions at the fair value of the options granted to the consultant, using the Black-Scholes methodology. The Company has reserved 100,000 shares of common stock for issuance under the plan. During fiscal 1999 and 1998, no options were issued to consultants under this plan.

    1996 Non-Employee Director Stock Option Plan
    --------------------------------------------

    The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. Under the plan, each non-employee director shall be granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from date of grant, and vest immediately. The Company has reserved 150,000 share of common stock for issuance under the plan. A total of 27,000 and 35,000 options were granted under this plan during fiscal 1999 and 1998, respectively.

    Second Amended and Restated 1991 Stock Option Plan
    --------------------------------------------------

    The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to by President of the Company. The plan expires in 2001. At January 2, 2000, no options were available for future grant under the plan.

    Second Amended and Restated Earned Ownership Plan
    -------------------------------------------------

    The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At January 2, 2000, no options were available for future grant under the plan.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


11. Stock Compensation Plans (Continued)

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plans was $108,627, $37,604 and $141,118 for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                     Fiscal years ended
                                         -------------------------------------------------------------------------
                                         January 2, 2000              January 3, 1999            December 28, 1997
                                         ---------------              ---------------            -----------------
         Net loss:
         As reported                      $  (971,879)                  $(1,883,306)                 $(1,958,419)
         Pro forma                        $(1,164,133)                  $(1,995,021)                 $(2,030,469)

         Net loss per common share:
         As reported                      $     (0.08)                  $     (0.16)                 $     (0.17)
         Pro forma                        $     (0.10)                  $     (0.17)                 $     (0.17)

    Options granted during the year ended January 2, 2000 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 46.48%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted average assumptions were used: risk free interest rate of approximately 6% and an expected life ranging from 3 to 10 years.

    Options granted during the year ended January 3, 1999 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0.0% and expected volatility of 50%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted average assumptions were used: risk free interest rate of 5.5% and an expected life of 6 years.

    Options granted during the year ended December 28, 1997 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan, the 1996 Consultant Stock Option and Stock Purchase Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 49%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Consultant Stock Option and Stock Purchase Plan, the following weighted average assumptions were used: risk-free interest rate of 5.7% and an expected life of two years. The fair value of options granted under the Incentive Stock Option Plan was estimated assuming a risk-free interest rate of 6.2% and an expected life of seven years.

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


11. Stock Compensation Plans (Continued)

    A summary of the status of the Company's stock option plans as of January 2, 2000, January 3, 1999 and December 28, 1997 and changes during the years ended on these dates is:

                                        1999                                   1998                                1997
                            ----------------------------            --------------------------           --------------------------
                                               Weighted-                             Weighted-                            Weighted-
                                               Average                               Average                              Average
                                               Exercise                              Exercise                             Exercise
                            Shares              Price               Shares            Price              Shares            Price
                            ------             ---------            ------           ---------           ------           ---------
Options outstanding,
 Beginning of year         1,691,291             $1.51              583,327           $2.55              689,220          $2.52
Granted                      627,400              1.02            1,178,500            1.09               89,387           3.54
Exercised                          -                 -               (8,461)           0.00              (35,421)          0.00
Forfeited                   (204,020)             1.63              (62,075)           3.45             (149,858)          3.78
Repurchased                        -                 -                    -               -              (10,001)          0.00
                           ---------             -----            ---------           -----             --------          -----
Options outstanding,
 end of year               2,114,671             $1.35            1,691,291           $1.51              583,327          $2.55
                           =========                              =========                              =======

Options exercisable at
 year end                    950,607                                687,954                              396,809

Weighted-average fair
 value of options granted
 during the year                                 $0.67                                $0.41                               $1.41


    The following table summarizes information about stock options outstanding at January 2, 2000.


                                              Options Outstanding                                     Options Exercisable
                           ---------------------------------------------------------           ---------------------------------
                                                     Weighted              Weighted-                                   Weighted-
                              Number                 Average               Average              Number                 Average
          Range of         Outstanding               Remaining             Exercise            Exercisable             Exercise
       Exercise Prices     at 1/2/2000            Contractual Life          Price              at 1/2/2000              Price
       ---------------     -----------            ----------------         ---------           -----------             ---------
    Less than $0.01          192,873                4.1 years               $0.00                192,873                $0.00
    $0.63 to $1.25         1,649,900                7.3 years                1.04                547,425                 1.14
    $1.38 to $3.60            54,704                2.1 years                2.85                 49,704                 2.99
    $4.05                    217,194                5.9 years                4.05                160,605                 4.05
                           ---------                                                             -------

    $0.0003 to $4.05       2,114,671                6.8 years               $1.30                950,607                $1.50
                           =========                                                             =======

                       Silver Diner, Inc. and Subsidiary

                                January 2, 2000


12. Net Loss Per Common Share

    SFAS 128, "Earnings per Share," requires the disclosure of a reconciliation between the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations. For the years ended January 2, 2000, January 3, 1999 and December 28, 1997, the Company incurred a net loss; therefore, all potential common shares are antidilutive and are not included in the calculation of the diluted net loss per common share. At January 2, 2000, January 3, 1999 and December 28, 1997, there were options to purchase 2,114,671, 1,691,291 and 583,327 shares, respectively, at the weighted average price of $1.35, $1.51 and $2.55, respectively. These options are antidilutive and thus not included in the computation of diluted net loss per share for the years ended January 2, 2000, January 3, 1999 and December 28, 1997. In addition, at January 2, 2000 and January 3, 1999 there were 80,713 and 25,919, respectively, restricted shares of common stock outstanding. These shares, which were issued during fiscal 1999 and 1998 pursuant to the Restaurant Operating Partner Program, are antidilutive and are not included in the computation of net loss per share for the years ended January 2, 2000 and January 3, 1999.

13. Employee Benefit Plan

    The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively, the Company made no contributions to the 401(k) Plan.

14. Subsequent Events

    On January 9, 2000, the Company, acting as an agent for the landlord of the Virginia Beach Silver Diner, entered into a construction contract with an affiliate of a Director of the Company. The contract is a fixed fee contract in the amount of $800,000. Pursuant to the lease agreement, the landlord is liable for all payments and terms under the construction agreement.

    On February 29, 2000, the Company entered into a construction contract with an affiliate of a Director of the Company for construction of the Lakeforest Silver Diner. The contract is a fixed fee contract in the amount of $735,200. The affiliate will act as the general contractor and will be paid a fee for coordinating and supervising the development of the facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountant.   Following Registrant's merger with and into
Silver Diner Development, Inc. (SDDI), Registrant retained Deloitte & Touche LLP (Deloitte & Touche) to audit its financial statements for the years ended December 29, 1996, December 28, 1997 and January 3, 1999. Deloitte & Touche submitted a fee proposal to audit Registrant's financial statements for the year ended January 2, 2000. Based thereon, the Registrant's Board of Directors and Audit Committee, in an attempt to reduce substantially Registrant's audit costs, talked to a number of accounting firms and on September 29, 1999, the Registrant notified Deloitte & Touche of its dismissal as Registrant's independent auditors and reported the dismissal in a Current Report on Form 8-K dated September 29, 1999.

     Deloitte & Touche has not issued any reports on the current year financial statements. Deloitte & Touche's report on the financial statements of Silver Diner, Inc. and Subsidiary for the years ended December 29, 1996, December 28, 1997 and January 3, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 29, 1996, December 28, 1997 and January 3, 1999 and through the date of termination on September 29, 1999, the Registrant has had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, had they not been resolved, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report.

New Independent Accountant. On September 29, 1999, the Registrant engaged Reznick Fedder & Silverman P.C. to audit the financial statements of the Registrant for the year ending January 2, 2000 and reported such engagement in a Current Report on Form 8-K dated September 29, 1999.

PART III

Item 10. Directors and Executive Officers of the Company.

     The Directors, Executive Officers and key employees of the Company are as follows:

     NAME                                   AGE             DIRECTOR SINCE                   POSITION
Robert T. Giaimo                            48                   1996         Chairman of the Board, President, Chief
                                                                              Executive Officer, and Treasurer
Catherine Britton                           46                   1996         Director
Michael Collier                             45                   1999         Director
Ype Von Hengst                              49                   1996         Director, Vice President, Executive Chef,
                                                                              and Secretary
Edward H. Kaplan                            61                   1996         Director
Louis P. Neeb                               61                   1996         Director
Charles M. Steiner                          58                   1996         Director


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

     EDWARD H. KAPLAN has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1987 until March 1996. He is a real estate developer and investor and has served since 1983 as a Director of Palmer National Bank, Washington, D.C. and subsequently, its successor, George Mason Bankshares until April 2, 1998, when George Mason merged into United Bankshares and now serves on the board of directors of United Bankshares of Virginia. Mr. Kaplan received his B.A. from the University of Pennsylvania, Wharton School in 1961. Mr. Kaplan served as President of the United Jewish Appeal Federation of Greater Washington from 1989 to 1991, President of the United Jewish Endowment Fund from 1992 to 1997, and currently is a member of the Maryland Public Television Commission and the Maryland Public Television board of directors.

     LOUIS P. NEEB has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1994 until March 1996. Mr. Neeb is currently the president of Neeb Enterprises, Inc., a corporation which provides management consulting services and oversees the operation of an affiliated restaurant company, and chairman of the board and chief executive officer of Mexican Restaurants, Inc., formerly Casa Ole Restaurants, Inc. He was the president and chief executive officer of The Spaghetti Warehouse, Inc. from July 1991 until January 1994 and of Geest Food USA from 1989 until 1991. From 1982 until 1987, he served as president and chief executive officer of Creative Food N Fun, a subsidiary of W.R. Grace & Co. From 1985 until 1987, be served as president and chief executive officer of a W.R. Grace & Co. affiliate, Taco Villa, Inc. Mr. Neeb was employed by The Pillsbury Company from 1973 until 1982. From 1980 to 1982, he served as an executive vice president of The Pillsbury Company and as chairman and chief executive officer of its affiliate, Burger King Corporation. In 1973, he was director of operations at Steak & Ale Restaurants, Inc. another affiliate of The Pillsbury Company. His leadership role with Steak & Ale Restaurants, Inc. continued until 1980, after serving as vice president of operations and eventually president and chief operating officer. Currently, Mr. Neeb serves as a director of CEC Entertainment and Franchise Finance Corporation of America, Inc., both publicly traded companies. Mr. Neeb received a BBA in marketing from Notre Dame University in 1961 and an MBA from George Washington University in 1969.

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

     JON ABBOTT will join the Company in April 2000 and will assume the duties and responsibilities of Vice President of Operations following Mr. Cusick's departure in May 2000. Mr. Abbott has twenty years of operating experience in casual dining restaurant concepts, most recently with Damons International, Inc., where he served as Director of Operations from 1997 to 2000. Prior thereto, Mr. Abbott served as Regional Manager for Cooker Restaurant Corporation from 1985 to 1997.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely upon a review of reports and other information furnished to it by its directors, officers, greater than 10% beneficial owners of the Company, and other persons subject to the reporting requirements (collectively, the "Reporting Persons"), all reports required to be filed by such Reporting Persons under Section 16(a) of the Securities Exchange Act of 1934, as amended, were duly filed during the year ended January 2, 2000.

Item 11. Executive Compensation

     The following table sets forth summary information concerning compensation paid by the Company with respect to fiscal years 1999, 1998 and 1997 to Robert
T. Giaimo, the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer, and to each of the Company's executive officers whose aggregate annual cash compensation exceeded $100,000 for fiscal year 1999.

                          SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                   LONG-TERM COMPENSATION AWARDS
                                                                                                          SECURITIES
                                                                                      RESTRICTED          UNDERLYING
                                                                     OTHER ANNUAL        STOCK             OPTIONS/
NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)       COMPENSATION($)   AWARD(S) ($)         SARS (#)
Robert T. Giaimo                  1999    258,315          0             18,000             0                    0
Chairman of the Board,            1998    269,544          0             18,000             0              550,000 (1),(2)
President, Chief Executive        1997    250,000     50,000             18,000             0                    0
Officer and Treasurer
Ype Von Hengst                    1999    145,173          0             26,000             0              150,000 (4)
 Director, Vice President,        1998    129,144          0              6,000             0              205,000 (5),(6)
  Executive                       1997    105,000     12,500              6,000             0                      (2)
 Chef and Secretary                                                                                              0
Patrick Meskell                   1999    101,769      5,000              6,000             0              200,000 (8)
 Senior Vice President, Human     1998    103,579      5,000              6,000             0              155,000 (9),(6),
 Resources                        1997     93,690     17,500              6,000             0                    0 (2)

Timothy Cusick                    1999    101,769          0              6,000             0                    0
 Area Director of                 1998    103,737          0              6,000             0              155,000 (9),(6),
 Operations                       1997     94,792     12,500              6,000             0                    0 (2)

Craig Kendall                     1999    120,192          0              6,000             0              100,000 (10)
 Vice President,                  1998     17,875     10,000                  0             0               55,000 (11),(6)
 Finance                          1997          0          0                  0             0                    0

                            LONG-TERM COMPENSATION

                                                    PAYOUTS

                                                     LTIP
 NAME AND PRINCIPAL POSITION                      PAYOUTS ($)                        ALL OTHER COMPENSATION ($)
Robert T. Giaimo                                       0                                      57,061 (3)
 Chairman of the Board,                                0                                      56,358 (3)
 President, Chief Executive                            0                                      49,037 (3)
 Officer and Treasurer
Ype Von Hengst                                         0                                      27,535 (7)
 Director, Vice President,                             0                                      27,535 (7)
 Executive Chef and Secretary                          0                                      25,573 (7)
Patrick Meskell                                        0                                           0
 Senior Vice President,                                0                                           0
 Human Resources                                       0                                           0
Timothy Cusick                                         0                                           0
 Area Director of                                      0                                           0
 Operations                                            0                                           0
Craig Kendall                                          0                                           0
 Vice President                                        0                                           0
 Finance                                               0                                           0

----------------------------
(1) Includes an option to purchase up to 400,000 Shares at $1.238 per Share through December 14, 2003, which vests, or has vested, except as provided in Note 2 below, as follows: (a) 120,000 on December 29, 1998, (b) 80,000 on December 29, 1999, (c) 80,000 on December 29, 2000, and (d) 120,000 on
     December 29, 2001. Also included is an option to purchase up to 150,000 Shares at $0.625 per Share through December 14, 2008, which was to vest 100% on September 15, 2008, except that 100% of the option could vest earlier under certain circumstances. Mr. Giaimo elected to cancel the foregoing option for 150,000 Shares during 1999.

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

(4) Includes an option to purchase up to 150,000 Shares at $1.00 per Share through December 7, 2009, which vests or has vested 30,000 Shares annually commencing on January 1, 2000.

(5) Includes an option to purchase up to 55,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% at December 31, 2005, except as provided in Note 6 below. Also includes an option to purchase up to 150,000 Shares at $1.125 per Share through December 28, 2007, which vests or has vested, except as provided in Note 2 above, as follows: (a) 45,000 Shares on December 29, 1998, (b) 30,000 on December 29,1999, (c) 30,000 on
     December 29, 2000, and (d) 45,000 on December 29, 2001.

(6) The Compensation Committee of the Board amended the performance criteria to provide that the option would vest to the extent of 20,000 Shares on December 31, 1999 if the Company's actual net income for 1999 exceeded the Company's budgeted net income by up to $100,000. However, the performance criteria for fiscal year 1999 were not achieved, and no Shares vested for such period. The Compensation Committee also provided that the option may vest earlier in fiscal year 2000, as follows: (a) 25,000 Shares may vest immediately if the Company's actual net income for 2000 exceeds the Company's budgeted net income by at least $300,000; (b) 20,000 Shares may vest immediately if the Company's actual net income for 2000 exceeds budgeted net income by $200,000 or more but less than $300,000; (c)15,000 Shares may vest immediately if the Company's actual net income for 2000 exceeds budgeted net income by $100,000 or more but less than $200,000; and
     (d) 10,000 Shares may vest immediately if the Company's actual net income for 2000 exceeds budgeted net income by less than $100,000. The Board has the ability to set other performance criteria for accelerating the vesting of the option in future years.

(7) Includes the annual premiums the Company paid on a $1,500,000 split dollar life insurance policy on the life of Mr. Von Hengst.

(8) Includes an option to purchase up to 200,000 Shares at $1.00 per Share through December 7, 2009, which vests or has vested 40,000 Shares annually commencing on January 1, 2000.

(9) Includes an option to purchase up to 55,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% at December 31, 2005, except as provided in Note 6 above. Also includes an option to purchase up to 100,000 Shares at $1.125 per Share through December 28, 2007, which vests, except as provided in Note 2 above, as follows: (a) 30,000 Shares on December 29, 1998, (b) 20,000 on December 29,1999, (c) 20,000 on December 29, 2000, and
     (d) 30,000 on December 29, 2001.

(10) Includes an option to purchase up to 100,000 Shares at $1.125 per Share through March 17, 2009, which vests or has vested, 20,000 Shares annually commencing on March 18, 2000.

(11) Includes an option to purchase up to 55,000 Shares at $0.625 per Share through December 14, 2008, which vests 100% at December 31, 2005, except as provided in Note 6 above.

STOCK OPTIONS

     Options for 450,000 Shares were granted to executive officers during the year ended January 2, 2000, and Mr. Giaimo elected to surrender an option for 150,000 Shares during 1999. The following table provides information as to grants of stock options made during the fiscal year ended January 2, 2000, and held by the following executive officers. No stock appreciation rights with respect to the Shares were outstanding at such date.


                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                SECURITIES
                                UNDERLYING          % OF TOTAL OPTIONS/SARS GRANTED TO
                           OPTIONS/SARS GRANTED       EMPLOYEES IN FISCAL YEAR ENDED      EXERCISE OR BASE PRICE
     NAME                           (#)                        01/02/00 (1)                       ($/SH)
Robert T. Giaimo                        0                           --                                --
Timothy Cusick                          0                           --                                --
Craig Kendall                     100,000                         22.2                            $1.125
Patrick Meskell                   200,000                         44.4                            $1.000
Ype Von Hengst                    150,000                         33.3                            $1.000

                                                            MARKET PRICE ON                                       GRANT DATE
     NAME                           DATE OF GRANT            DATE OF GRANT           EXPIRATION DATE            PRESENT VALUE $
Robert T. Giaimo                         --                        --                      --                          --
Timothy Cusick                           --                        --                      --                          --
Craig Kendall                         03/18/99                   $1.125                 03/17/09                       --
Patrick Meskell                       12/08/99                   $1.000                 12/07/09                       --
Ype Von Hengst                        12/08/99                   $1.000                 12/07/09                       --

---------
  (1) As of January 2, 2000 options for 1,592,900 Shares under the Stock Option Plan were outstanding.

     The following table provides information as to the number and value of options during the year ended January 2, 2000 held by the following executive officers. No stock appreciation rights with respect to the Shares were outstanding at such date.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/SAR VALUES (1)

                                                          NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/SARS
                                                     OPTIONS/SARS AT FISCAL YEAR END         AT FISCAL YEAR END (2)
                         SHARES
                        ACQUIRED        VALUE        EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
     NAME              ON EXERCISE   REALIZED ($)        (#)              (#)               ($)              ($)
Robert T. Giaimo           0             0             280,000           120,000                0                0
Ype Von Hengst             0             0             105,000           250,000                0           18,920
Patrick Meskell            0             0             163,862           291,254           24,221           18,920
Timothy Cusick             0             0              71,124           111,417            4,072           18,920
Craig Kendall              0             0              20,000           135,000                0           18,920

---------

(1) Information pertains to options as there were no stock appreciation rights issued or outstanding during the period concerned for the named individuals.

(2) Represents the difference between the fair market value of the Shares subject to the options, based on the closing price of $0.969 for the Shares on December 31, 1999 (the final trading day of the year ended January 2, 2000), and the exercise prices of the options.

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

     The Founder's Employment Agreement had an initial term of five years and, starting on its first anniversary, was renewable for five years from each anniversary. If at any such anniversary the Board does not renew, the agreement will expire five years from such anniversary (the five-year period beginning on such anniversary is referred to as the "Expiration Term"). The Founder's Employment Agreement was renewed on December 15, 1999 and, as renewed, expires in March 2005. The Board will consider renewal of the Founder's Employment Agreement at its December 2000 Board meeting.

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

NON-EMPLOYEE DIRECTOR COMPENSATION

     During the year ended January 2, 2000, each of the Company's non-employee directors, other than Michael Collier, who became a director in March 1999 to fill the vacancy left by Clinton A. Clark, received an option to purchase 1,000 Shares on April 1, 1999 under the 1996 Non-Employee Director Stock Option Plan as in effect prior to its amendment in June 1999. Such options may be exercised at a price equal to 100% of the fair market value on the date of grant, are exercisable at any time in whole or in part for a period of three years from the date of grant, and vest immediately. On June 18, 1999, upon the amendment of the plan pursuant to the approval given by the stockholders at the annual stockholder meeting held on such date, all of the non-employee directors, including Mr. Collier, received an option to purchase 4,000 Shares. Such options may be exercised at a price equal to 100% of the fair market value on the date of grant, vest and become exercisable in whole or in part one year after the date of grant for a period of ten years from such date. Other than the option grants and the reimbursement of certain expenses, non-employee directors received no other compensation for service as directors for the year ended January 2, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of January 2, 2000, the Company had 11,592,691 Shares issued and outstanding. The following table sets forth, to the Company's knowledge as of January 2, 2000, the beneficial ownership of Shares by each person or entity beneficially owning more than 5% of the Shares, each director, each nominee, and certain executive officers, individually, and all directors and executive officers as a group.

                                                                                  AMOUNT AND NATURE OF
NAME AND ADDRESS (1) OF BENEFICIAL OWNER                                         BENEFICIAL OWNERSHIP (2)       PERCENT(3)
Catherine Britton                                                                     2,485,112 (4),(5)            21.4
Michael Collier                                                                          79,928 (6)                *
Robert T. Giaimo                                                                      1,480,006 (7)                12.5
Ype Von Hengst                                                                          308,498 (8)                 2.6
Edward H. Kaplan                                                                      1,008,000 (9),(5)             8.7
Craig Kendall                                                                            42,222 (10)                *
Patrick Meskell                                                                         211,332 (11)                1.8
Louis P. Neeb                                                                            35,906 (12),(5)            *
Charles M. Steiner                                                                      628,729 (13),(5)            5.4
Timothy Cusick                                                                           82,936 (14)                *
All directors and executive officers as a group (12 persons)                          5,988,480 (16)               48.6

"*" means less than 1%
________________________

(1) The address for each beneficial owner listed above is Silver Diner, Inc., 11806 Rockville Pike, Rockville, Maryland 20852.

(2) Unless otherwise stated in Notes 4 through 14 below, all references to options are to options exercisable currently and within 60 days of January 2, 2000.

(3) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of Shares outstanding (11,592,691) increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The denominator used to calculate the percentage of beneficial ownership of all directors and executive officers as a group is the sum of the total number of Shares outstanding (11,592,691) and all outstanding options held by directors and executive officers that are exercisable within 60 days.

(4) Includes: (a) 2,456,109 directly owned Shares; (b) options to purchase 9,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 below; and (c) 20,003 Shares assigned to Ms. Britton by Robert T. Giaimo which are subject to an option held by Mr. Clinton A. Clark at an exercise price of $3.60 per Share
     through April 5, 2004.   Of the 2,476,112 Shares directly owned by Ms.
     Britton, 1,000 are subject to the terms of a voting agreement described in clause (c) of Note 7. Does not include 1,480,006 Shares beneficially owned by Mr. Giaimo, Ms. Britton's spouse. Ms. Britton disclaims beneficial ownership of the Shares beneficially owned by Mr. Giaimo.

(5) Each non-employee director other than Mr. Collier (five persons, excluding Mr. Collier) holds options for 9,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the following prices:
     (a) 1,000 at $3.4375 per Share; (b) 1,000 at $3.125 per Share; (c) 1,000 at
     $2.125 per Share; (d) 1,000 at $1.25 per Share; (e) 1,000 at $1.25 per
     Share; (f) 1,000 at $1.125 per Share; (g) 1,000 at $0.969 per Share; (h)
     1,000 at $0.8125 per Share; and (i) 1,000 at $0.938 per Share.

(6) Includes: (a) 52,857 directly owned Shares; (b) options to purchase 26,071 Shares granted under the 1991 Stock Option Plan at an exercise price of $.003 per Share; and (c) options to purchase 1,000 Shares granted under the Non-Employee Director Stock Option Plan at an exercise price of $0.938 per Share. Of the 52,857 Shares directly owned by Mr. Collier, 31,672 are subject to the terms of a voting agreement described in clause (d) of Note 7.

(7) Includes: (a) 421,565 directly owned Shares; (b) options to purchase 280,000 Shares granted under the Stock Option Plan at an exercise price of $1.238 per Share; (c) 223,436 Shares owned of record by five persons, two of whom were principals of the Company prior to March 27, 1996, and three of whom are transferees of Shares owned by two other principals of the Company prior to March 27, 1996, which are subject to a voting agreement; and (d) 555,005 Shares owned of record by stockholders of the Company that are subject to voting agreements. The voting rights described in clause (c) above were granted to Mr. Giaimo pursuant to the FTAC Voting and Lockup Agreement, as amended by an Addendum thereto, which provides that Mr. Giaimo has an irrevocable right to vote the Shares with respect to all matters in which stockholder approval is required under the Delaware General Corporation Law. The right survives until the earlier of (i) five years after March 27, 1996; (ii) the death of the stockholder; or (iii) the sale by Mr. Giaimo of 50% or more of his Shares. Notwithstanding the foregoing, up to a total of 50% of such Shares may be transferred free of the voting restrictions during the period commencing 48 months after March 27, 1996 and ending 60 months after such time. In addition, a security interest in the Shares may be granted at any time after 36 months after March 27, 1996 and in the event of a default with respect to such secured debt the Shares may be sold free and clear of such right. The voting rights described in clause (d) above were granted to Mr. Giaimo pursuant to the voting agreements that grant to Mr. Giaimo an irrevocable right to vote with respect to all matters in which stockholder approval is required under the Delaware General Corporation Law, including, without limitation, voting such stockholders' Shares in favor of nominees to the Board and for or against any and all matters that may come before the Company's stockholders for a vote. The appointment survives until the earliest of five years after March 27, 1996, the public offering of Shares by the Company from which the Company realizes $15 million or more, or the death of the stockholder. The 1,480,006 Shares beneficially owned by Mr. Giaimo do not include any Shares beneficially owned by Catherine Britton, Mr. Giaimo's spouse. Mr. Giaimo disclaims beneficial ownership of Shares beneficially owned by Catherine Britton. The 1,480,006 Shares beneficially owned by Mr. Giaimo also do not include Shares issuable upon the exercise of certain outstanding stock option agreements issued to employees of the Company ("Options") that will be subject to the terms of voting agreements between the holders of such Options and Mr. Giaimo ("Voting Agreements"). Pursuant to the Voting Agreements, Mr. Giaimo would have the sole power to vote the Shares issued upon the exercise of such Options until the earliest to occur of: (i) March 27, 2001; (ii) an underwritten public offering by the Company from which it realizes at least $15 million; or (iii) if applicable, termination of the optionee's employment with the Company as a result of death or incapacity. An aggregate of approximately 279,864 Shares issuable upon exercise of Options would be subject to the Voting Agreements. Of such Options, approximately 243,027 are currently exercisable through March 2, 2000 (including approximately 128,344 with an exercise price of less than $.01 per Share and approximately 114,683 with an exercise price between $2.25 and $4.05 per Share) and approximately 36,837 are not exercisable within such period (including 36,837 with an exercise price of between $2.25 and $4.05 per Share). Mr. Giaimo would have sole power to vote the approximately 243,027 Shares underlying the currently exercisable Options, if such Options were exercised.

(8) Includes: (a) 203,498 directly owned Shares; (b) options to purchase 75,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share; and (c) options to purchase 30,000 Shares under the Stock Option Plan at an exercise price of $1.00 per Share. Of the 203,498 Shares directly owned by Mr. Von Hengst, 395 are subject to the terms of a voting agreement described in clause (c) of Note 7 and 182,881 are subject to the terms of a voting agreement described in clause (d) of Note 7.

(9) Includes: (a) 994,000 directly owned Shares; (b) options to purchase 9,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above; and (c) options to purchase 5,000 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share. Of the 994,000 Shares directly owned by Mr. Kaplan, 158,241 are subject to the terms of a voting agreement described in clause (c) of Note 7.

(10) Includes: (a) 22,222 directly owned Shares; and (b) options to purchase 20,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(11) Includes: (a) 47,570 directly owned Shares; (b) options to purchase 25,004 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share; (c) options to purchase 48,758 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share; (d) options to purchase 50,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share; and (e) options to purchase 40,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(12) Includes: (a) 14,334 Shares held of record by Neeb Enterprises, Inc., a corporation wholly-owned by Mr. Neeb and of which Mr. Neeb is President and a Director; (b) options to purchase 12,572 Shares granted under the 1991 Stock Option Plan at the exercise price of $.003 per Share; and (c) options to purchase 9,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above. Of the 14,334 Shares directly owned by Neeb Enterprises, Inc., 1,000 are subject to the terms of a voting agreement described in clause (c) of Note 7.

(13) Includes: (a) 564,729 Shares held of record by the Steiner Family Partnership (Mr. Steiner owns a 25% interest in and is the managing partner of The Steiner Family Partnership and, therefore, may be deemed to beneficially own all Shares held of record by such partnership (except to the extent of his 25% ownership interest in The Steiner Family Partnership, Mr. Steiner disclaims beneficial ownership of such Shares)); (b) 50,000 Shares held by the Branch Group, Inc. 401(k) Profit Sharing Plan (Mr. Steiner is sole trustee of the Branch Group, Inc. 401(k) Profit Sharing Plan and one of a number of beneficiaries thereof, holding an approximate 7% interest in the plan); (c) options to purchase 5,000 Shares under the 1991 Stock Option Plan at the exercise price of $4.05 per Share; and (d) options to purchase 9,000 Shares under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above.

(14) Includes: (a) 11,812 directly owned Shares; (b) options to purchase 16,920 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share; (c) options to purchase 4,204 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share; and (d) options to purchase 50,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(15) The total Shares beneficially owned by all directors and executive officers as a group was calculated by taking the sum of all Shares beneficially-owned by each director and executive officer, as reflected in the table, and reducing that number to avoid double counting of those Shares which are subject to a proxy given to Mr. Giaimo, as follows: (a) 1,000 Shares held by Ms. Britton; (b) 31,672 Shares held by Mr. Collier; (c) 183,276 Shares held by Mr. Von Hengst; and (d) 158,241 Shares held by Mr. Kaplan.

Item 13. Certain Relationships and Related Transactions.

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

     MICHAEL COLLIER AND UNIWEST GROUP, INC. AND AFFILIATES The Company has from time to time entered into contracts with Michael Collier, a Director, and with Uniwest Group, Inc., a construction corporation and certain of its affiliates, a company of which Michael Collier is the President and a stockholder, as follows: the Company paid Michael Collier approximately $23,600 for real estate consulting services provided to the Company during fiscal year 1999; the Company paid Uniwest Management Inc., a company which manages the real estate operations, approximately $180,500, as rent on the Merrifield lease; and the Company paid Uniwest Construction, Inc. approximately $74,000 for miscellaneous construction and renovation to the existing diners.

     In 1995, the Company entered into a ground lease with 2909 Gallows LC, landlord, covering the Merrifield facility. The landlord is a partnership in which Michael Collier owns a significant limited partnership interest. The lease provides for minimum annual rent of $110,000 in 1998 with fixed escalations in rent payments over the lease term through 2012.

     Uniwest Construction, Inc. acted as the general contractor for the construction of the diner on the Merrifield property. Michael Collier was not a director of the Company when the lease and construction contract were entered into.

     In January 2000, as an agent for Interface Properties, Inc., the landlord, the Company entered into a construction contract with Uniwest Construction, Inc. for the construction of the Virginia Beach, VA Silver Diner. The contract is a fixed fee contract in the amount of $800,000. Uniwest Construction, Inc. acts as the general contractor and is paid a fee for coordinating and supervising the development of the facility. All work and materials will be provided by subcontractors whose prices are subject to bid. Pursuant to the lease agreement, the landlord is liable for all payments and terms under the construction contract agreement.

     In February 2000, the Company entered into a construction contract with Uniwest Construction, Inc. for the construction of the Lakeforest Mall Silver Diner. The contract is a fixed fee contract in the amount of $735,200. Uniwest Construction, Inc. acts as the general contractor and is paid a fee for coordinating and supervising the development of the facility. All work and materials will be provided by subcontractors whose prices are subject to bid.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                  Page
Report of Independent Auditors................................................     18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
January 2, 2000 and January 3, 1999...........................................     20

Consolidated Statements of Operations for the
Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997.....     21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997.....     22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997....     23

Notes to Consolidated Financial Statements....................................     25

2. Schedules

All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Exhibit
 Number   Description of Document
-------   -----------------------

3.        Articles of incorporation and bylaws

3.1.1. Registrant's Certificate of Incorporation as amended by Certificates of Amendment incorporated by reference to Exhibit 3.01 of the registrant's Form 8-K dated March 27, 1996.

3.2. Registrant's Bylaws incorporated by reference to Exhibit 3.3 of the registrant's Form S-4 (File No. 33-98844).

9.0 Form of Voting and Lockup Agreement with respect to Stock Option Agreements incorporated by reference to Exhibit 9.01 of the registrant's Form 8-K dated March 27, 1996.

9.1 Form of SDDI Voting and Lockup Agreement among SDDI, Robert T. Giaimo and certain shareholders of SDDI, together with Schedule of executed Voting and Lockup Agreements incorporated by reference to Exhibit 9.04 of the registrant's Form 8-K dated March 27, 1996.

9.2 FTAC Voting and Lockup Agreement dated as of September 15, 1995 by and among the registrant and George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino and Charles A. Cocotas incorporated by reference to
          Exhibit 9.05 of the registrant's Form 8-K dated March 27, 1996.

9.3 Assumption of SDDI Voting and Lockup Agreement, SDDI Affiliate Lockup Agreement and Stockholder Lockup Agreement dated March 27, 1996, pursuant to Section 5.14(c) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to
          Exhibit 9.06 of the registrant's Form 8-K dated March 27, 1996.

10.       Material Contracts

          Material Contracts - Real Property

          Rockville, Maryland

10.1 Lease Agreement between Federal Realty Investment Trust (Landlord) and SDLP (Tenant) dated July 13, 1988 as amended by Lease Modification dated August 17, 1988, Second Lease Modification dated February 3, 1989, Third Amendment to Lease dated January 20, 1993, and Fourth Lease Modification Agreement dated October 17, 1994 incorporated by reference to Exhibit 10.01 of the registrant's Form 8-K dated March 27, 1996. Laurel, Maryland.

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

          Gaithersburg, Maryland

10.13.1 Composite of Lease dated November 2, 1999 by and between Lake ForestAssociates LLC (Landlord) and Silver Diner Development, Inc. (Tenant)* Virginia Beach, Virginia

10.13.2 Form of Lease dated August 11, 1999 between Interface Properties, Inc (Landlord) and Silver Diner Development, Inc. (Tenant)*

          Material Contracts - Stock Plans

10.14 SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non- qualified stock option agreement incorporated by reference to Exhibit 10.14 of the registrant's Form 8-K dated March 27, 1996.

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

10.20 Silver Diner, Inc. Employee Stock Purchase Plan together with form of Subscription Agreement and Notice of Withdrawal. Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporat ed herein by reference.

10.20.1 Form of Certificate and Agreement of Participation-Restaurant Operating Partner Program, as approved by the Board on December 15, 1998, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.2 Form of Addendum to a Certain Certificate and Agreement of Participation in the Silver Diner, Inc. Restaurant Operating Partner Program (Version for 1997 Certificates issued after January 1, 1997), as approved by the Board on December 15, 1998, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.3 Form of Addendum to a Certain Certificate and Agreement of Participation in the Silver Diner, Inc. Restaurant Operating Partner Program (Version for 1997 Certificates issued on January 1, 1997), as approved by the Board on December 15, 1998, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.4 Silver Diner, Inc. Stock Option Plan (as amended March 4, 1998), incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.5 Form of Stock Option Plan Agreement between Silver Diner, Inc. and certain Executive Officers, Date of Grant: December 15, 1998, together with Performance Criteria for each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst, incorporated by reference to
          Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.6 Stock Option Plan Agreement between Silver Diner, Inc. and Robert T. Giaimo for grant of 400,000 Shares on December 15, 1998, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.7 Form of Restated Stock Option Plan Agreement between Silver Diner, Inc. and Certain Executive Officers Granting Shares on December 29, 1997, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.8 1996 Non-Employee Director Stock Option Plan, as amended March 4, 1998, incorporated by reference to Exhibit 10.41 to the Company'sAnnual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.9   1996 Employee Stock Purchase Plan, as amended.*

10.20.10 1996 Non-Employee Director Stock Option Plan (as amended March 4, 1998 and March 18, 1999)*.

10.20.11 Form of Performance Criteria (for January 2, 1999-December 31, 1999), as amended by the Compensation Committee on December 8, 1999, for options granted December 15,1998 to each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst*

10.20.12 Form of Performance Criteria (for January 1, 2000-December 31, 2000), as adopted by the Compensation Committee on December 8, 1999, for options granted December 15,1998 to each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst*

          Material Contracts - Agreements with Executive Officers/Director

10.22 Letter Agreement dated December 4, 1996 between the registrant and Patrick Meskell regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit
          10.19 of the registrant's Form 8-K dated March 27, 1996.

10.22.1 Letter Agreement dated March 4, 1999 between the Company and Patrick Meskell.*

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

10.25.1 Letter Agreement dated March 4, 1999 between the Company and Craig Kendall.*

10.25.2 Letter Agreement dated March 4, 1999 between the Company and Timothy Cusick.*

10.25.3 Employment Agreement dated November 9, 1998, between Silver Diner, Inc. and Ype Von Hengst, including Promissory Note in principal amount of $100,000, incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for thefiscal year ended January 3, 1999.

10.25.4 Letter Agreement dated November 9, 1998 between Robert T. Giaimo and Silver Diner, Inc. Re: Founder's Employment Agreement, incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

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

10.31 Agreement dated February 29, 2000 between Silver Diner Development, Inc. (Owner) and Uniwest Construction, Inc. (Contractor) for Silver Diner at Lakeforest Mall (Project)*

10.32 Letter Agreement dated January 7, 2000 between Uniwest and Silver Diner Development, Inc. regarding Silver Diner at Columbus Square East, Virginia Beach, Virginia, together with Agreement dated December 1, 1999 between the parties*

21. Subsidiaries of the Registrant. (a) Silver Diner Development, Inc., a Virginia corporation

22.       Accountants Consent

23.1      Consent of Reznick Fedder & Silverman P.C.*

(b) Reports on Form 8-K

          Current Report on Form 8-K dated September 29, 1999 regarding the change in the Company's certifying accountant.

*   Filed herewith. All other exhibits have been previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Silver Diner, Inc.

                                              By:/s/ Robert T. Giaimo
                                              _______________________
                                              Robert T. Giaimo
                                              President and Chief Executive
                                              Officer
                                              April 3, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Title                       Date
/s/ Robert T. Giaimo         President, Chief Executive  April 3, 2000
________________________     Officer and Director
Robert T. Giaimo


/s/ Craig Kendall            Vice President, Finance     April 3, 2000
________________________
Craig Kendall


/s/ Catherine Britton        Director                    April 3, 2000
________________________
Catherine Britton


/s/ Ype Hengst               Director                    April 3, 2000
________________________
Ype Hengst


/s/ Edward H. Kaplan         Director                    April 3, 2000
________________________
Edward H. Kaplan


/s/ Michael Collier          Director                    April 3, 2000
________________________
Michael Collier


/s/ Louis P. Neeb            Director                    April 3, 2000
________________________
Louis P. Neeb


/s/ Charles Steiner          Director                    April 3, 2000
________________________
Charles Steiner