Form 10-Q
period 2000-04-23
SILVER DINER INC /DE/
filed 2000-06-07
CIK 923134

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 23, 2000
                          Commission File No. 0-24982

                              SILVER DINER, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                  04-3234411
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or organization)

               11806 Rockville Pike, Rockville, Maryland, 20852
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (301) 770-0333
-------------------------------------------------------------------------------
                        (Registrant's telephone number)

                        SILVER DINER DEVELOPMENT, INC.
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since the last report)


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

       Common Stock, $.00074 par value, outstanding as of June 5, 2000:
                               11,592,691 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                     INDEX


Part I.    Financial Information

           Item 1.    Financial Statements:
                      Consolidated Balance Sheets as of April 23, 2000
                      and January 2, 2000                                     3

                      Consolidated Statements of Operations
                      for the Sixteen weeks ended April 23, 2000 and
                      April 25, 1999                                          4

                      Consolidated Statements of Cash Flows for the
                      Sixteen weeks ended April 23, 2000 and April 25, 1999   5

                      Notes to Consolidated Financial Statements              6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     6

                      Signature                                              11

Item 2.  Financial Statements


                       SILVER DINER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             April 23,          January 2,
                                                                               2000                2000
                                                                         -----------------   -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                               $  1,761,022         $  1,122,755
   Marketable securities available for sale                                          --              813,452
   Inventory                                                                    147,322              134,698
   Prepaid rent                                                                      --              158,447
   Incentive rebates                                                             21,629              108,928
   Prepaid expenses and other current assets                                    282,352              146,570
                                                                           ------------         ------------
         Total current assets                                                 2,212,325            2,484,850

Property, equipment and improvements, net                                    15,530,232           15,583,903

Due from related parties                                                        126,291              142,293
Goodwill, net                                                                 2,057,820            2,114,587
Deposits and other                                                              349,369              268,900
                                                                           ------------         ------------

         Total assets                                                      $ 20,276,037           20,594,533
                                                                           ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $  2,247,194            1,757,801
   Note payable                                                                 267,000              267,000
   Deferred rent liability                                                    1,256,912            1,295,338
                                                                           ------------         ------------
         Total liabilities                                                    3,771,106            3,320,139

Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
     none issued                                                                     --                   --
     Common stock, $.00074 par value, 20,000,000 shares authorized,
     11,592,691 shares issued and outstanding                                     8,563                8,563
     Additional paid-in capital                                              30,804,387           30,773,262
     Unearned compensation                                                     (218,771)            (227,489)
     Treasury stock                                                            (161,583)            (101,239)
     Accumulated deficit                                                    (13,927,665)         (13,178,703)
                                                                           ------------         ------------
         Total stockholders' equity                                          16,504,931           17,274,394
                                                                           ------------         ------------

         Total liabilities and stockholders' equity                        $ 20,276,037         $ 20,594,533
                                                                           ============         ============


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      Sixteen Weeks Ended
                                                                            ---------------------------------------
                                                                                 April 23,            April 25,
                                                                                    2000                 1999
                                                                            -------------------   -----------------
Net sales                                                                       $ 8,840,179         $ 8,719,730

Restaurant costs and expenses
    Cost of sales                                                                 2,325,994           2,266,815
    Labor                                                                         3,083,615           2,980,644
    Operating                                                                     1,712,641           1,435,595
    Occupancy                                                                       888,500             885,594
    Depreciation and amortization                                                   363,195             366,423
    Preopening                                                                       25,663                  --
                                                                                -----------         -----------

      Total restaurant costs and expenses                                         8,399,608           7,935,071
                                                                                -----------         -----------

      Restaurant operating income                                                   440,571             784,659

General and administrative expenses                                               1,099,840           1,026,967
Depreciation and amortization                                                       110,968              99,299
                                                                                -----------         -----------

    Operating loss                                                                 (770,237)           (341,607)

Interest expense                                                                      7,061               7,684
Investment income                                                                   (28,336)            (36,794)
                                                                                -----------         -----------

    NET LOSS                                                                    $  (748,962)        $  (312,497)
                                                                                ===========         ===========

Basic and diluted loss per common share                                         $     (0.06)        $     (0.03)
                                                                                ===========         ===========

Weighted average shares outstanding                                              11,592,691          11,797,024
                                                                                ===========         ===========


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Sixteen Weeks Ended
                                                                              -------------------------------
                                                                               April 23,           April 25,
                                                                                  2000               1999
                                                                              -----------        ------------
Cash flows from operating activities
Net loss                                                                      $ (748,962)        $ (312,497)
Adjustments to reconcile net loss to net cash provided by (used in)
operations

     Depreciation and amortization                                               474,161            465,722
     Compensation expense - stock options and deferred compensation               39,843             15,044
     Changes in operating assets and liabilities
         Inventory                                                               (12,624)            18,305
         Prepaid rent                                                            158,447            182,796
         Incentive rebates                                                        87,299             17,298
         Prepaid expenses and current assets                                    (135,782)           (20,328)
         Deposits and other                                                      (59,154)            (2,019)
         Accounts payable and accrued expenses                                   489,393           (117,674)
         Deferred rent liability                                                 (38,426)            (4,368)
         Advances to officer and employees                                        16,002             (2,140)
                                                                              ----------         ----------

Net cash provided by operating activities                                        270,197            240,139
                                                                              ----------         ----------

Cash flows from investing activities
Purchases of property and equipment                                             (385,038)          (172,624)
Maturities of marketable securities available for sale                           813,452            746,597
                                                                              ----------         ----------

Net cash provided by investing activities                                        428,414            573,973
                                                                              ----------         ----------

Cash flows from financing activities
Repurchase of common stock from employees                                             --            (10,000)
Purchase of treasury stock                                                       (60,344)                --
                                                                              ----------         ----------

Net cash used in financing activities                                            (60,344)           (10,000)
                                                                              ----------         ----------

Net increase in cash and cash equivalents                                        638,267            804,112

Cash and cash equivalents at beginning of the period                           1,122,755          1,611,757
                                                                              ----------         ----------

Cash and cash equivalents at end of the period                                $1,761,022         $2,415,869
                                                                              ==========         ==========

Supplemental disclosure of cash flow information:
         Interest paid                                                        $    7,061         $    7,684
                                                                              ==========         ==========


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIXTEEN WEEKS ENDED APRIL 23, 2000 AND APRIL 23, 1999
                                  (UNAUDITED)


1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen-week period ended April 23, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

GENERAL

The Company currently operates 11 diners, 10 in the Washington/Baltimore metropolitan area and one in Cherry Hill, New Jersey. Currently, there are two additional Silver Diners under construction, one in the Washington/Baltimore metropolitan area and one in the Southern Virginia region. The Company is pursuing additional locations throughout the Mid-Atlantic region for restaurant openings. The Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                Sixteen Weeks Ended
                                          --------------------------------
                                           April 23,            April 25,
                                             2000                 1999
                                          -----------          -----------

Net sales                                   100.0%              100.0%

Restaurant costs and expenses:
    Cost of sales                            26.3%               26.0%
    Labor                                    34.9%               34.2%
    Operating                                19.4%               16.5%
                                            -----               -----

      Restaurant operating margin            19.4%               23.3%

    Occupancy                                10.1%               10.2%
    Depreciation and amortization             4.1%                4.2%
    Preopening                                0.3%                0.0%
                                            -----               -----

      Restaurant operating income             4.9%                8.9%

General and administrative expenses          12.4%               11.8%
Depreciation and amortization                 1.3%                1.1%
                                            -----               -----

      Operating loss                         (8.8)%              (4.0)%

Interest expense                              0.1%                0.1%
Investment income                            (0.3)%              (0.4)%
                                            -----               -----

    Net Loss                                 (8.6)%              (3.7)%
                                            =====               =====

Net sales for the 16 weeks ended April 23, 2000 ("First Quarter 2000") increased by $120,449, or 1.4%, to $8,840,179, compared to $8,719,730 for the 16 weeks ended April 25, 1999 ("First Quarter 1999"). Comparable store sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) in First Quarter 2000 increased 1.4% compared to the first quarter of 1999. Contributing to the increase in First Quarter net sales was a 3.5% increase in average guest check partially offset by the impact of severe weather during the quarter.

Cost of sales (primarily food and beverage cost) increased by $59,179, or 2.6%, to $2,325,994 in First Quarter 2000 from $2,266,815 in First Quarter 1999. Cost of sales as a percentage of net sales increased to 26.3% in First Quarter 2000, compared to 26.0% in First Quarter 1999.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased by $102,971, or 3.5%, to $3,083,615 in the First Quarter 2000 from $2,980,644 in the First Quarter 1999. Labor as a percentage of net sales increased to 34.9% in First Quarter 2000 from 34.2% in First Quarter 1999. The increased labor costs were the result of i) higher management salaries, ii) increasing costs of taxes and benefits and iii) increasing cost of hourly staff, driven by the tight labor market.

Operating expenses, which consist of all restaurant operating costs other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased by $277,046, or 19.3%, to $1,712,641 in the First Quarter 2000 from $1,435,595 in the First Quarter 1999. Operating expenses as a percentage of net sales increased to 19.4% in First Quarter 2000 from 16.5% in First Quarter 1999. The increase in operating expenses was largely due to a significantly higher advertising expenditure in the First Quarter 2000 compared to First Quarter 1999 coupled with increases in repairs and maintenance, new uniforms, higher utility costs, escalating credit card fees and recruitment and retention efforts focused on hourly staff.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased by $2,906, or .3%, to $888,500 in the First Quarter 2000 from $885,594 in the First Quarter 1999. Occupancy as a percentage of net sales decreased to 10.1% in First Quarter 2000 from 10.2% in First Quarter 1999.

Restaurant depreciation and amortization decreased $3,228 to $363,195 in First Quarter 2000 compared to $366,423 in First Quarter 1999. The Company had preopening costs of $25,663, relating to the start-up activities of the Virginia Beach and Lakeforest locations. All preopening costs have been expensed as incurred.

General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management as well as restaurant management recruitment and initial training, increased by $72,873 to $1,099,840 in First Quarter 2000 from $1,026,967 in First Quarter 1999. As a percentage of net sales, general and administrative expenses increased to 12.4% in First Quarter 2000 from 11.8% in First Quarter 1999. This increase was largely related to timing differences in recording the cost of printing and distributing the Company's annual report, 10-K and annual proxy statement, as well as the recruiting, placement and training of restaurant management and executive staff. The Company's administrative overhead, as a percentage of net sales, remains above the industry average primarily due to the cost of the corporate management team required to support the Company's intermediate and long-term growth plans. As revenues increase with the addition of new Silver Diners, general and administrative expenses are expected to decrease as a percentage of net sales.

Investment income of $28,336 decreased by $8,458 in the First Quarter 2000, compared to $36,794 in First Quarter 1999. The decrease is a result of slightly lower levels of invested cash combined with lower yields. Interest expense decreased by $623 to $7,061 in First Quarter 2000 from $7,684 in First Quarter 1999.

Depreciation and amortization increased by $11,669, or 11.8%, to $110,968 in First Quarter 2000 compared to $99,299 in First Quarter 1999. Depreciation and amortization included goodwill amortization expense of approximately $57,000 in both First Quarter 2000 and First Quarter 1999.

Net loss for the First Quarter 2000 increased by $436,465 to $748,962 ($0.06 per share on a basic and diluted basis) in First Quarter 2000 compared to a net loss of $312,497 ($0.03 per share on a basic and diluted basis) in First Quarter 1999. Management expects that the Company will continue incurring quarterly losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.

Liquidity and Capital Resources

The Silver Diner's operations are subject to significant external influences beyond its control. Any one, or any combination of such factors, could materially impact the actual results of the Diner's operations. Those factors include, but are not limited to: (I) changes in general economic conditions,
(II) changes in consumer spending habits, (III) changes in the availability and cost of raw materials, (IV) changes in the availability of capital resources,
(V) changes in the prevailing interest rates, (VI) changes in the competitive environment and (VII) changes in the Federal or State laws governing the business.

At April 23, 2000, cash and cash equivalents were approximately $1.76 million, the Company had no short-term investments, $267,000 of short-term debt and stockholders' equity was approximately $16.5 million. Cash and cash equivalents increased $625,000 during First Quarter 2000, due primarily to the sale of all of the Company's short-term securities and cash generated from first quarter operations.

The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.3 to $1.5 million as compared to an average cost of $1.8 million for the last five units constructed, including the building, equipment and site costs. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or debt financing strategy following the restaurant's opening.

At April 23, 2000, the Company entered into lease agreements for two new restaurants, Virginia Beach, Virginia and Lakeforest Mall in Gaithersburg, MD, both of which are currently under construction and are expected to open in the second and third quarters of 2000, respectively. The Company has been pursuing additional locations in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, management is presently involved in active negotiations with prospective landlords at several locations for additional Silver Diner sites.

Management believes that the Company's current capital resources and expected 2000 cash flow will be adequate to construct two units. In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3 million line of credit, of which the proceeds would be used to finance site acquisition, development and construction of the new Silver Diner restaurants. The original loan agreement was amended and a replacement agreement was executed in May 2000. The Company has drawn $1,000,000 under the credit facility to fund construction related costs. Additional financing will be required to finance growth in 2000 beyond the two diners. Financial covenants contained in the credit facility may limit the Company's ability to incur new debt or draw all funds under the credit facility which may restrict the Company's ability to expand.

Year 2000 Issue and Compliance

In connection with the Company's efforts to ensure that its information technology systems and non-information technology systems were Year 2000 compliant, the Company incurred costs of approximately $17,000 during Fiscal 1999. Additionally, the Company was concurrently upgrading its point-of-sale systems with a vendor that had been assessed as Year 2000 compliant. These efforts and the related costs were necessary to ensure the Company did not experience any significant system failures or other adverse effects on the routine operation of the Diners. As a result, the Company has not suffered any system failures to date. Management continues to monitor its technology-based systems for any undiscovered issues.

Part II.  Other Information

Item 1.   Legal Proceedings

          No reportable events or material developments in reported events occurred during the period ended April 23, 2000.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(A)       EXHIBITS
          27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)       REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the period ended April 23, 2000.

Item 3 is not applicable and has been omitted.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SILVER DINER, INC.
                                    ---------------------------------
                                    (Registrant)




June 7, 2000                        /s/ Craig A. Kendall
-----------------------------       ---------------------------------
Date                                Craig A. Kendall
                                    Vice President, Finance

                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)