Form 10-Q
period 2000-07-16
SILVER DINER INC /DE/
filed 2000-08-30
CIK 923134

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 16, 2000
                          Commission File No. 0-24982

                              SILVER DINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                                 04-3234411
-------------------------------------    ---------------------------------------
   (State or other jurisdiction of       (I.R.S Employer Identification Number)
   Incorporation or organization)






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

                               Yes [X]  No [_].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, $.00074 par value, outstanding as of August 25, 2000:
11,622,220 shares

                      SILVER DINER, INC. AND SUBSIDIARIES
                                     INDEX


Part I.   Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of July 16, 2000 (unaudited)
          and January 2, 2000                                                3

          Consolidated Statements of Operations for the
          Twelve and Twenty Eight Weeks Ended July 16, 2000 (unaudited)
          and July 18, 1999 (unaudited)                                      4

          Consolidated Statements of Cash Flows for the
          Twenty Eight Weeks Ended July 16, 2000 (unaudited) and July 18,
          1999 (unaudited)                                                   5

          Notes to Consolidated Financial Statements (unaudited)             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6


Part II.  Other Information

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities and Use of Proceeds                         10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

          Signature                                                         11

Item 1.  Financial Statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             (UNAUDITED)
                                                                                               July 16,             January 2,
                                                                                                 2000                 2000
                                                                                            --------------       --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                 $    1,871,588       $    1,122,755
  Marketable securities available for sale                                                               -              813,452
  Inventory                                                                                        131,384              134,698
  Prepaid rent                                                                                           -              158,447
  Incentive rebates                                                                                 31,722              108,928
  Prepaid expenses and other current assets                                                        258,040              146,570
                                                                                            --------------       --------------
     Total current assets                                                                        2,292,734            2,484,850

Property, equipment and improvements, net                                                       16,066,557           15,583,903

Due from related parties                                                                           118,798              142,293
Goodwill, net                                                                                    2,015,244            2,114,587
Deposits and other                                                                                 450,221              268,900
                                                                                            --------------       --------------
     Total assets                                                                           $   20,943,554       $   20,594,533
                                                                                            ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                     $    2,478,224       $    1,757,801
  Note payable - current portion                                                                    17,800              267,000
                                                                                            --------------       --------------
     Total current liabilities                                                                   2,496,024            2,024,801

Deferred rent liability                                                                          1,209,329            1,295,338
Long-term Note Payable                                                                           1,249,200                    -
                                                                                            --------------       --------------
     Total liabilities                                                                           4,954,553            3,320,139

Stockholders' equity:
  Preferred stock, at July 16, 2000 and January 2, 2000, $.001 par
  value, 1,000,000 shares authorized, none issued                                                        -                    -
  Common stock, $.00074 par value, 20,000,000 shares authorized; at
  July 16, 2000, 11,622,220 shares issued and outstanding; at January
  2, 2000, 11,585,510 shares issued and outstanding                                                  8,585                8,563
  Additional paid-in capital                                                                    30,829,069           30,773,262
  Unearned compensation                                                                           (176,301)            (227,489)
  Treasury Stock                                                                                  (162,988)            (101,239)
  Accumulated deficit                                                                          (14,509,364)         (13,178,703)
                                                                                            --------------       --------------
     Total stockholders' equity                                                                 15,989,001           17,274,394
                                                                                            --------------       --------------
     Total liabilities and stockholders' equity                                             $   20,943,554       $   20,594,533
                                                                                            ==============       ==============

     Accompanying notes are an integral part of these financial statements

                     SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Twelve Weeks Ended               Twenty Eight Weeks Ended
                                                            July 16,         July 18,              July 16,          July 18,
                                                              2000             1999                  2000              1999
                                                         -------------    -------------        --------------   --------------
Net sales                                                $   7,522,294    $   6,819,461        $   16,362,473   $   15,539,191

Restaurant costs and expenses
  Cost of sales                                              2,062,485        1,783,764             4,388,479        4,050,579
  Labor                                                      2,593,047        2,292,128             5,676,662        5,274,008
  Operating                                                  1,429,307        1,321,167             3,141,948        2,756,761
  Occupancy                                                    693,349          668,619             1,581,849        1,554,213
  Depreciation and amortization                                285,679          263,865               648,874          630,288
  Preopening Expenses                                          158,691                -               184,354                -
                                                         -------------    -------------        --------------   --------------
     Total restaurant costs and expenses                     7,222,558        6,329,543            15,622,166       14,265,849
                                                         -------------    -------------        --------------   --------------
     Restaurant operating income                               299,736          489,918               740,307        1,273,342

General and administrative expenses                            802,452          781,583             1,902,290        1,807,313
Depreciation and amortization                                   84,681           72,616               195,649          171,915
                                                         -------------    -------------        --------------   --------------
     Operating loss                                           (587,397)        (364,281)           (1,357,632)        (705,886)

Interest expense                                                20,573            5,763                27,634           13,446
Investment income                                              (26,269)         (30,373)              (54,605)         (67,167)
                                                         -------------    -------------        --------------   --------------

     NET LOSS                                            $    (581,701)   $    (339,671)       $   (1,330,661)  $     (652,165)
                                                         =============    =============        ==============   ==============

Basic and diluted loss per common share                  $       (0.05)   $       (0.03)       $        (0.12)  $        (0.06)


Weighted average shares outstanding                         11,605,534       11,769,885            11,612,723       11,769,885
                                                         =============    =============        ==============   ==============

     Accompanying notes are an integral part of these financial statements

                     SILVER DINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Twenty Eight Weeks Ended
                                                                                     July 16, 2000               July 18, 1999
                                                                                     -------------               -------------
Cash flows from operating activities
Net loss                                                                             $   (1,330,661)             $    (652,165)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
     Depreciation and amortization                                                          844,523                    802,203
     Compensation expense - stock options and deferred compensation                          89,714                     30,378
     Changes in operating assets and liabilities
          Inventory                                                                           3,314                        919
          Prepaid rent                                                                      158,447                    182,796
          Incentive rebates                                                                  77,206                      4,867
          Prepaid expenses and other current assets                                        (111,470)                    25,927
          Deposits and other                                                               (103,329)                  (119,585)
          Accounts payable and accrued expenses                                             720,423                   (282,297)
          Deferred rent liability                                                           (86,009)                   (22,394)
          Due from related parties                                                           23,495                    (12,426)
                                                                                     --------------              -------------
Net cash (used in) provided by operating activities                                         285,653                    (41,777)
                                                                                     --------------              -------------
Cash flows from investing activities
Purchases of property and equipment                                                      (1,305,826)                  (241,662)
Maturities of available for sale marketable securities                                      813,452                    746,597
                                                                                     --------------              -------------
Net cash provided by (used in) investing activities                                        (492,374)                   504,935
                                                                                     --------------              -------------
Cash flows from financing activities
Net proceeds from sale of common stock                                                       17,303                          -
Repurchase of common stock from employees                                                         -                    (10,000)
Purchase of treasury stock                                                                  (61,749)                         -
Proceeds from long-term debt                                                              1,000,000                          -
                                                                                     --------------              -------------
Net cash (used in) provided by financing activities                                         955,554                    (10,000)
                                                                                     --------------              -------------
Net increase/(decrease) in cash and cash equivalents                                        748,833                    453,158
Cash and cash equivalents at beginning of the period                                      1,122,755                  1,611,757
                                                                                     --------------              -------------
Cash and cash equivalents at end of the period                                       $    1,871,588              $   2,064,915
                                                                                     ==============              =============
Supplemental disclosure of cash flow information:
          Interest paid                                                              $       27,634              $      13,446
                                                                                     ==============              =============
Noncash investing and financing:
          Construction payables included in accounts payable and accrued expenses
                                                                                     $      191,531              $           -
                                                                                     ==============              =============

     Accompanying notes are an integral part of these financial statements

                      SILVER DINER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED
                        JULY 16, 2000 AND JULY 18, 2000
                                  (UNAUDITED)


1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 16, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

GENERAL

   The Company currently operates 12 diners, 10 in the Washington/Baltimore metropolitan area, one in Virginia Beach, Virginia, and one in Cherry Hill, New Jersey. Currently, there is one additional Silver Diner under construction in the Washington/Baltimore metropolitan area. The Company is pursuing additional locations throughout the Mid-Atlantic region for restaurant openings. The Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

   The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                            Twelve Weeks Ended           Twenty Eight Weeks Ended
                                          July 16,       July 18,         July 16,        July 18,
                                            2000           1999             2000            1999
                                          --------       --------         --------        --------
Net sales                                    100.0%         100.0%           100.0%          100.0%

Restaurant costs and expenses:
 Cost of sales                                27.4%          26.2%            26.8%           26.1%
 Labor                                        34.5%          33.6%            34.7%           33.9%
 Operating                                    19.0%          19.4%            19.2%           17.7%
                                          --------       --------         --------        --------

   Restaurant operating margin                19.1%          20.8%            19.3%           22.3%

 Occupancy                                     9.2%           9.8%             9.7%           10.0%
 Depreciation and amortization                 3.8%           3.9%             4.0%            4.1%
 Preopening Expenses                           2.1%             -              1.1%              -
                                          --------       --------         --------        --------

   Restaurant operating income                 4.0%           7.1%             4.5%            8.2%

General and administrative expenses           10.7%          11.5%            11.6%           11.6%
Depreciation and amortization                  1.1%           1.1%             1.2%            1.1%
                                          --------       --------         --------        --------

   Operating loss                             (7.8%)         (5.5%)           (8.3%)          (4.5%)

Interest expense                               0.3%           0.1%             0.2%            0.1%
Investment income                             (0.3%)         (0.4%)           (0.3%)          (0.4%)
                                          --------       --------         --------        --------


 Net Loss                                     (7.8%)         (5.2%)           (8.2%)          (4.2%)
                                          ========       ========         ========        ========

  Net sales for the twelve weeks ended July 16, 2000 ("Second Quarter 2000") increased $702,833, or 10.3%, to $7,522,294, compared to $6,819,461 for the 12 weeks ended July 18, 1999 ("Second Quarter 1999"). Year-to-date, net sales for the twenty-eight weeks ended July 16, 2000 ("2000 YTD Period") increased $823,282, or 5.3%, to 16,362,473, compared to $15,539,191 for the twenty-eight weeks ended July 18, 1999 ("1999 YTD Period"). The increase for Second Quarter 2000 was primarily attributable to sales generated by New Stores ($340,942) and a 6.5% increase in average guest check. The increase for the 2000 YTD Period was the result of similar trends.

  Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) for the 2000 Second Quarter increased 5.2% compared to the second quarter of 1999 and for the 2000 YTD Period increased 3.1% compared to the 1999 YTD Period. The increases in comparable sales for the quarter were the continuing result of the implementation of a new menu, coupled with a price increase of approximately 5.0% and direct coupon mailing.

  Cost of sales, primarily food and beverage costs increased to 27.4% of net sales for Second Quarter 2000, compared to 26.2% of net sales for Second Quarter 1999. Cost of sales for the 2000 YTD Period were 26.8% of net sales, compared to 26.1% of net sales for the 1999 YTD Period. The increase from the Second Quarter 1999 was primarily attributable to the implementation of a consumer value-oriented menu. The impact of the Virginia Beach opening was approximately 0.1% for both the Second Quarter 2000 and the 2000 YTD Period.

  Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased to 34.5% of net sales in Second Quarter 2000
compared to 33.6% of net sales for Second Quarter 1999.   For the 2000 YTD
Period, labor expense as a percentage of sales increased from 33.9% in the 1999 YTD Period to 34.7%. Excluding the impact of the Virginia Beach opening, labor expenses as a percentage of net sales were 33.6% (flat to last year, despite higher average hourly wages) for the Second Quarter 2000 and would have improved by 0.4% for the 2000 YTD Period. Further, the 2000 YTD Period was adversely impacted by higher average hourly wages.

  Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased to 19.0% of net sales for Second Quarter 2000, compared to 19.4% for Second Quarter 1999. For the 2000 YTD Period, operating expenses increased from 17.7% in 1999 to 19.2%. The decrease in operating expenses in the Second Quarter 2000 was largely the result of lower marketing expenses partially offset by increases in supply items and recruitment and retention activities directed toward hourly staff. The increase for the 2000 YTD Period was principally due to higher marketing costs in the first quarter combined with higher repairs and maintenance, utility and unit staffing expenses throughout the twenty-eight week period. Additionally, the opening of the Virginia Beach unit unfavorably affected the operating expense performance of the Company for the Second Quarter 2000 and the 2000 YTD Period by 0.3% and 0.1%, respectively.

  Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $24,730 for Second Quarter 2000 compared to Second Quarter 1999. The increase of $27,636 for the 2000 YTD Period over the 1999 YTD Period was due primarily to New Store facility costs. As a percentage of net sales, occupancy has decreased from 9.8% for Second Quarter 1999 to 9.2% for Second Quarter 2000, and from 10.0% for the 1999 YTD Period to 9.7% for the 2000 YTD period.

  Restaurant depreciation and amortization increased $21,814 for Second Quarter 2000 compared to Second Quarter 1999 and increased $18,586 for the 2000 YTD
Period compared to the 1999 YTD Period.   The Company incurred preopening costs
of $158,691 and $184,354 for the Second Quarter 2000 and 2000 YTD Period, respectively, relating to the Virginia Beach, Virginia and Lakeforest Mall Gaithersburg, Maryland locations.

  General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $802,452 for Second Quarter 2000, an increase of $20,869, or 2.7%, compared to Second Quarter 1999. As a percentage of net sales, general and administrative expenses decreased to 10.7% for Second Quarter 2000 from 11.5% for Second Quarter 1999. General and administrative expenses for the 2000 YTD Period increased $94,977, or 5.3% from $1,807,313 in 1999 YTD Period. Despite the increase in general and administrative expenses, the Company remains committed to controlling overhead expenses, and expects general and administrative expenditures to decrease as a percentage of sales as a result of overall operating leverage.

  Depreciation and amortization increased $12,065 for Second Quarter 2000 as compared to $72,616 in the Second Quarter 1999 and increased $23,734 for 2000 YTD Period compared to $171,915 in the 1999 YTD Period. The increased expense for both reporting periods is a function of purchases of equipment. Depreciation and amortization included amortization expense of approximately $43,000 for both the Second Quarter 2000 and 1999 and approximately $99,000 for both year-to-date periods.

  The Company earned $26,269 in investment income for Second Quarter 2000, compared to investment income of $30,373 for Second Quarter 1999. Investment income for 2000 YTD Period was $54,605 compared to $67,167 in 1999 YTD period. The decrease for both the quarterly and year-to-date periods is the result of reduced levels of invested funds and slightly lower yields. Interest expense of $20,573 in Second Quarter 2000 compared to $5,763 for the Second Quarter 1999 was attributable to the extension of a $3,000,000 line of credit by the Company's principal bank. For the 2000 YTD Period interest expense of $27,634 increased by $14,188 as compared to the 1999 YTD Period.

  Net loss for Second Quarter 2000 was $581,701, or $0.05 per share on a basic and diluted basis, compared to $339,671, or $0.03 per share on a basic and diluted basis, for Second Quarter 1999. Net loss for the twenty-eight weeks ended July 16, 2000 was $1,330,661, or $0.12 per share on a basic and diluted basis, compared to $652,165, or $0.06 per share on a basic and diluted basis for the twenty-eight weeks ended July 18, 1999. Exclusive of the impact of new stores (Virginia Beach, VA and Lake Forest, Gaithersburg, MD), the net loss would have been reduced by approximately $216,000 for the Second Quarter 2000 and $243,000 for the 2000 YTD Period, and net loss per share amounts would have been reduced by $0.02 for both measured periods. Management expects that the Company will continue incurring losses until sufficient revenue is generated from new units to absorb start-up expenses and the general and administrative costs associated with developing and running the Company.


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

At July 16, 2000, cash and cash equivalents were approximately $1.87 million, the Company had $1.27 Million of long-term debt, of which $17,800 becomes due and payable within the next twelve months and stockholders' equity was approximately $ 15.99 million. Cash and cash equivalents increased approximately $749,000 during Second Quarter 2000, due primarily to the proceeds from the long-term credit facility.

The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be approximately $1.3 to $1.5 million as compared to an average cost of $1.8 million for the last five units constructed prior to 1999, including the building, equipment and site costs. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or debt financing strategy following the restaurant's opening.

The Virginia Beach, VA restaurant opened for business on June 14, 2000 and the Lakeforest Mall restaurant is currently under construction and expected to open in the third quarter of 2000. The Company has been pursuing additional locations in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, management is presently involved in active negotiations with prospective landlords at several locations for additional Silver Diner sites.

Management believes that the Company's current capital resources and expected 2000 cash flow will be adequate to construct the Virginia Beach and Lakeforest units. In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3 million line of credit, of which the proceeds would be used to finance site acquisition, development and construction of the new Silver Diner restaurants. The original loan agreement was amended and a replacement agreement was executed in May 2000. The Company has drawn $1,000,000 under the credit facility to fund construction related costs. Additional financing will be required to finance growth beyond 2000. Financial covenants contained in the credit facility may limit the

Company's' ability to incur new debt or draw all funds under the credit facility which may restrict the Company's' ability to expand. Under the credit facility, the Company may only draw additional funds to the extent that its cash flow (as defined in the formal credit facility documents) is equal to or greater than 1.3 times the debt service coverage requirements (as defined in the formal credit facility documents). Currently, the Company meets or exceeds the debt service coverage requirements of the credit facility.

Year 2000 Issue and Compliance

We successfully completed our program to ensure Year 2000 readiness. As a result, we had no Year 2000 problems that affected our business, results of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings

         No reportable events or material developments in reported events occurred during the period ended July 16, 2000.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of stockholders of the Company was held on June 16, 2000. The following items were voted on and approved by a majority of the stockholders:

         1. Re-election of the Company's directors.

            Director                          Voted For       Withheld
            --------                          ---------       --------
            Robert T. Giaimo                  9,189,787       116,527
            Catherine Britton                 9,191,637       114,677
            Michael Collier                   9,255,873        50,441
            Ype Von Hengst                    9,253,823        52,491
            Edward H. Kaplan                  9,254,873        51,441
            Louis P. Neeb                     9,249,973        56,341
            Charles M. Steiner                9,244,373        61,941


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS
         27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the period ended July 16, 2000.

Item 3 is not applicable and has been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SILVER DINER, INC.
                                  -----------------------------------------
                                  (Registrant)



August 30, 2000                   /s/ Craig A. Kendall
---------------------------       -----------------------------------------
Date                              Craig A. Kendall
                                  Vice President, Finance

                                  (Duly Authorized Officer and Principal
                                  Financial Officer)