Form 10-Q
period 2000-10-08
SILVER DINER INC /DE/
filed 2000-11-22
CIK 923134

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended October 8, 2000
                          Commission File No. 0-24982


                              SILVER DINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                                             04-3234411
----------------------------------------------                   -------------------------------------------------

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

                               Yes [X]  No [_].



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, $.00074 par value, outstanding as of November 7, 2000:
                               11,622,220 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                     INDEX


Part I.   Financial Information


Item 1.   Financial Statements:
          Consolidated Balance Sheets as of October 8, 2000 (unaudited)
          and January 2, 2000                                                  3

          Consolidated Statements of Operations for the
          Twelve and Forty Weeks Ended October 8, 2000 (unaudited)
          and October 10, 1999 (unaudited)                                     4

          Consolidated Statements of Cash Flows for the
          Forty Weeks Ended October 8, 2000  (unaudited) and
          October 10, 1999 (unaudited)                                         5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7


Part II.  Other Information

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities and Use of Proceeds                           12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Repots on Form 8-K                                     12

          Signature                                                           13

Item1.   Financial Statements

                       SILVER DINER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                    October 8,             January 2,
                                                                                       2000                   2000
                                                                              -------------------     -------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                     $         581,201       $       1,122,755
  Marketable securities available for sale                                                      -                 813,452
  Inventory                                                                               152,720                 134,698
  Prepaid rent                                                                                  -                 158,447
  Incentive rebates                                                                        57,988                 108,928
  Prepaid expenses and other current assets                                               242,689                 146,570
                                                                                -------------------     -----------------
          Total current assets                                                          1,034,598               2,484,850

Property, equipment and improvements, net                                              16,745,202              15,583,903

Due from related parties                                                                  109,116                 142,293
Goodwill, net                                                                           1,972,669               2,114,587
Deposits and other                                                                        450,610                 268,900
                                                                              -------------------     -------------------

          Total assets                                                          $      20,312,195       $      20,594,533
                                                                              ===================     ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                         $       2,307,854       $       1,757,801
  Note payable - current portion                                                           17,800                 267,000
                                                                              -------------------     -------------------
          Total current liabilities                                                     2,325,654               2,024,801

Deferred rent liability                                                                 1,169,296               1,295,338
Long-term note payable                                                                  1,246,233                       -
                                                                              -------------------     -------------------
     Total liabilities                                                                  4,741,183               3,320,139

Stockholders' equity:
     Preferred stock, at October 8, 2000 and January 2, 2000, $.001                             -                       -
     par value, 1,000,000 shares authorized; none issued
     Common stock, $.00074 par value, 20,000,000 shares authorized;                         8,585                   8,563
     at October 8, 2000, 11,622,220 shares issued and outstanding;
     at January 2, 2000, 11,592,691 shares issued and outstanding
     Additional paid-in capital                                                        30,816,345              30,773,262
     Unearned Compensation                                                               (158,149)               (227,489)
     Treasury stock (183,702 shares of common stock at cost)                             (121,820)               (101,239)
     Accumulated deficit                                                              (14,973,949)            (13,178,703)
                                                                              -------------------     -------------------
          Total stockholders' equity                                                   15,571,012              17,274,394
                                                                              -------------------     -------------------

          Total liabilities and stockholders' equity                            $      20,312,195       $      20,594,533
                                                                              ===================     ===================

   The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Twelve Weeks Ended                           Forty Weeks Ended
                                                  October 8,         October 10,                  October 8,       October 10,
                                                    2000                1999                        2000              1999
                                              ----------------   -----------------          ---------------    -----------------
Net sales                                      $     7,681,668    $      6,982,979           $   24,044,141     $     22,522,170
                                              ----------------   -----------------          ---------------    -----------------
Restaurant costs and expenses
  Cost of sales                                      2,022,860           1,868,853                6,411,339            5,919,432
  Labor                                              2,674,933           2,301,259                8,351,595            7,575,267
  Operating                                          1,467,205           1,186,016                4,609,153            3,942,778
  Occupancy                                            729,165             661,355                2,311,014            2,215,568
  Depreciation and amortization                        319,001             262,256                  967,875              892,544
  Preopening expenses                                  132,298                   -                  316,652                    -
                                              ----------------   -----------------          ---------------   ------------------

   Total restaurant costs and expenses               7,345,462           6,279,739               22,967,628           20,545,589
                                              ----------------   -----------------          ---------------   ------------------

   Restaurant operating income                         336,206             703,240                1,076,513            1,976,581

General and administrative expenses                    714,778             561,797                2,617,073            2,369,111
Depreciation and amortization                           83,245              73,430                  278,895              245,344
                                              ----------------   -----------------          ---------------   ------------------

   Operating income/(loss)                            (461,817)             68,013               (1,819,455)            (637,874)

Interest expense                                        29,203               5,084                   56,837               18,531
Investment income, net                                 (26,442)             (5,021)                 (81,046)             (72,189)
                                              ----------------   -----------------          ---------------   ------------------

   NET INCOME/(LOSS)                                  (464,578)             67,950               (1,795,246)            (584,216)


Basic and diluted net income (loss) per        $         (0.04)    $          0.01            $       (0.15)    $           (.05)
common share

Weighted average common shares outstanding          11,622,220          11,719,585               11,607,760           11,775,494
                                              ================   =================          ===============   ==================



   The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Forty Weeks Ended
                                                                                  October 8,           October 10,
                                                                                    2000                  1999
                                                                             -----------------       ----------------
Cash flows from operating activities
Net loss                                                                     $      (1,795,246)       $      (584,216)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
   Depreciation and amortization                                                     1,246,769              1,137,888
   Compensation expense - stock options and deferred compensation                      123,643                 54,946
   Changes in operating assets and liabilities
      Inventory                                                                        (18,022)                 9,424
      Prepaid rent                                                                     158,447                182,796
      Incentive rebates                                                                 50,940                 (9,225)
      Prepaid expenses and other current assets                                        (96,119)               (53,460)
      Deposits and other                                                               (58,820)               (75,877)
      Accounts payable and accrued expenses                                            482,772               (373,897)
      Deferred rent liability                                                         (126,042)               (39,826)
      Due from related parties                                                          33,172                (30,866)
                                                                             -----------------       ----------------

Net cash provided by operating activities                                                1,494                217,687
                                                                             -----------------       ----------------

Cash flows from investing activities
Purchases of property and equipment                                                 (2,321,754)              (435,970)
Purchases of marketable securities available for sale                                        -               (802,705)
Maturities of available for sale marketable securities                                 813,452                746,597
                                                                             -----------------       ----------------

Net cash (used in) investing activities                                             (1,508,302)              (492,078)
                                                                             -----------------       ----------------

Cash flows from financing activities
Net proceeds from sale of common stock                                                  17,303                    926
Purchase of treasury stock                                                             (76,582)               (51,051)
Sale of treasury stock                                                                  27,500                      -
Proceeds of long-term debt                                                           1,000,000                      -
Payment of long-term debt                                                               (2,967)                     -
                                                                             -----------------       ----------------

Net cash provided by (used in) financing activities                                    965,254                (50,125)
                                                                             -----------------       ----------------

Net (decrease) in cash and cash equivalents                                           (541,554)              (324,516)
Cash and cash equivalents at beginning of the period                                 1,122,755              1,611,757
                                                                             -----------------       ----------------

Cash and cash equivalents at end of the period                               $         581,201       $      1,287,241
                                                                             =================       ================

Supplemental disclosure of cash flow information:
      Interest paid                                                          $          48,558       $         18,531
                                                                             =================       ================

Noncash investing and financing:
      Construction payables included in accounts payable and
          accrued expenses                                                   $          67,286        $             -
                                                                             =================      =================

   The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE TWELVE AND FORTY WEEKS ENDED
                     OCTOBER 8, 2000 AND OCTOBER 10, 1999
                                  (UNAUDITED)


1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and forty week periods ended October 8, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

GENERAL

     The Company currently operates eleven Silver Diners in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia. Additionally, the Company has recently signed a lease, subject to certain contingencies, to open its fourteenth diner in the Pentagon Row Shopping Center in Arlington, Virginia. The Company is engaged in active negotiations for additional locations throughout the Mid-Atlantic region. Longer term, the Company plans to expand the Silver Diner chain nationwide through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                          Twelve Weeks Ended                          Forty Weeks Ended
                                                     October 8,          October 10,           October 8,           October 10,
                                                       2000                 1999                 2000                  1999
                                                 --------------        -------------        --------------       --------------
Net sales                                                 100.0%               100.0%                100.0%               100.0%

Restaurant costs and expenses:
  Cost of sales                                            26.3%                26.8%                 26.7%                26.3%
  Labor                                                    34.8%                33.0%                 34.7%                33.6%
  Operating                                                19.1%                17.0%                 19.2%                17.5%
                                                 --------------        -------------        --------------       --------------

   Restaurant operating margin                             19.8%                23.2%                 19.4%                22.6%

  Occupancy                                                 9.5%                 9.5%                  9.6%                 9.8%
  Depreciation and amortization                             4.2%                 3.8%                  4.0%                 4.0%
  Preopening expenses                                       1.7%                   -                   1.3%                   -
                                                 --------------        -------------        --------------       --------------

   Restaurant operating income                              4.4%                 9.9%                  4.5%                 8.8%

General and administrative expenses                         9.3%                 8.0%                 10.9%                10.5%
Depreciation and amortization                               1.1%                 1.1%                  1.2%                 1.1%
                                                 --------------        -------------        --------------       --------------

   Operating income/(loss)                                 (6.0%)                0.8%                 (7.6%)               (2.8%)

Interest expense                                            0.4%                 0.1%                  0.2%                 0.1%
Investment income, net                                     (0.3%)               (0.1%)                (0.3%)               (0.5%)
                                                 --------------        -------------        --------------       --------------

  Net Income/(Loss)                                        (6.1%)                0.8%                 (7.5%)               (2.6%)
                                                 ==============        =============        ==============       ==============


  Net sales for the twelve weeks ended October 8, 2000 ("Third Quarter 2000") increased $698,689, or 10.0%, to $7,681,668, compared to $6,982,979 for the 12 weeks ended October 10, 1999 ("Third Quarter 1999"). Year-to-date, net sales for the forty weeks ended October 8, 2000 ("2000 YTD Period") increased $1,521,971, or 6.8%, to $24,044,141, compared to $22,522,170 for the forty weeks ended October 10, 1999 ("1999 YTD Period"). The increase for Third Quarter 2000 was attributable to sales generated by new stores offset by a 9.1% decrease in customer traffic coupled with a 7.4% increase in average guest check. The increase for the 2000 YTD Period was attributable to similar changes in customer counts and average guest check.

  Comparable Silver Diner sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which net sales are typically higher than normal) for the 2000 Third Quarter decreased 2.7% compared to the third quarter of 1999 and for the 2000 YTD Period increased 1.3% compared to the 1999 YTD Period. The decrease in comparable sales for the quarter was the result of reduced customer traffic during the summer period.

  Cost of sales, primarily food and beverage costs decreased to 26.3% of net sales for Third Quarter 2000, compared to 26.8% of net sales for Third Quarter 1999. Cost of sales for the 2000 YTD Period were 26.7% of net sales, compared to 26.3% of net sales for the 1999 YTD Period. The decrease from the Third Quarter 1999 was primarily attributable to higher than expected volume rebates from food purveyors. The impact of the new stores opening was approximately 0.6% for the Third Quarter 2000 and 0.3% for the 2000 YTD Period.

  Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased to 34.8% of net sales in Third Quarter 2000 compared to 33.0% of net sales for Third Quarter 1999. For the 2000 YTD Period, labor expense as a percentage of sales increased from 33.6% in the 1999 YTD Period to 34.7%. Excluding the impact of new store openings, labor expenses as a percentage of net sales were 33.4% and 34.0% for the Third Quarter 2000 and 2000 YTD Period, respectively. The increase was due primarily to higher average hourly wages.

  Operating expenses, which consist of all restaurant operating costs other than cost of goods, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, increased to 19.1% of net sales for Third Quarter 2000, compared to 17.0% for Third Quarter 1999. For the 2000 YTD Period, operating expenses increased from 17.5% in 1999 to 19.2%. The increase in operating expenses in the Third Quarter 2000 was the result of higher advertising and marketing expenses and increases in supply items. The increase for the 2000 YTD Period was principally due to higher advertising and marketing expenses in the first quarter combined with higher repairs and maintenance, utility and unit staffing expenses throughout the forty-week period. Additionally, the impact of new stores unfavorably affected the operating expense performance of the Company for the Third Quarter 2000 and the 2000 YTD Period by 0.5% and 0.3%, respectively.

  Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $67,810 for Third Quarter 2000 compared to Third Quarter 1999. The increase of $95,446 for the 2000 YTD Period over the 1999 YTD Period was due primarily to new store facility costs. As a percentage of net sales, occupancy for the Third Quarter 2000 and the Third Quarter 1999 was 9.5%, and decreased from 9.8% for the 1999 YTD Period to 9.6% for the 2000 YTD period.

  Restaurant depreciation and amortization increased $56,745 for Third Quarter 2000 compared to Third Quarter 1999 and increased $75,331 for 2000 YTD Period compared to 1999 YTD Period. The company incurred preopening expenses of $132,298 and $316,652 for the Third Quarter 2000 and 2000 YTD Period, respectively, relating to the Virginia Beach, Virginia and Lakeforest Mall, Gaithersburg, Maryland locations.

  General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $714,778 for Third Quarter 2000, an increase of $152,981, or 27.2%, compared to Third Quarter 1999. As a percentage of net sales, general and administrative expenses increased to 9.3% for Third Quarter 2000 from 8.0% for Third Quarter 1999. General and administrative expenses for the 2000 YTD Period increased $247,962, or 10.5% from $2,369,111 in the 1999 YTD Period. Despite the increase in general and administrative expenses in the 2000 reporting periods, the Company remains committed to controlling overhead expenses, and expects general and administrative expenditures to decrease as a percentage of sales as a result of overall operating leverage.

  Depreciation and amortization increased $9,815 to $83,245 for Third Quarter 2000 as compared to $73,430 in the Third Quarter 1999 and increased $33,551 to $278,895 for the 2000 YTD Period compared to $245,344 in the 1999 YTD Period. The increased expense for both reporting periods is a function of purchases of equipment. Depreciation and amortization included goodwill amortization expense of approximately $43,000 for both the Third Quarter 1999 and 2000 and approximately $142,000 for both year-to-date periods.

  The Company earned $26,442 in investment income for Third Quarter 2000, compared to investment income of $5,021 for Third Quarter 1999. Investment income for 2000 YTD Period was $81,046 compared to $72,189 in 1999 YTD period. The increase for both the quarterly and year-to-date periods is the result of temporarily increased levels of invested funds. Interest expense of $29,203 in Third Quarter 2000 increased from the Third Quarter 1999 as a result of the $1,000,000 drawdown on the $3,000,000 credit facility. For the 2000 YTD Period interest expense of $56,837 increased by $38,306 as compared to the 1999 YTD Period.

  Net loss for Third Quarter 2000 was ($464,578), or ($0.04) per share on a basic and diluted basis, compared to net income of $67,950, or $0.01 per share on a basic and diluted basis, for Third Quarter 1999. Net loss for the forty weeks ended October 8, 2000 was ($1,795,246), or ($0.15) per share on a basic and diluted basis, compared to ($584,216), or ($0.05) per share on a basic and diluted basis for the forty weeks ended October 10, 1999. Exclusive of the impact of new stores (Virginia Beach, VA and Lake Forest, Gaithersburg, MD), the net loss would have been reduced by approximately $235,000 for the Third Quarter 2000 and $486,000 for the 2000 YTD Period, and net loss per share amounts would have been reduced by $ 0.02 for the Third Quarter 2000 and $ 0.04 for the 2000 YTD Period. Management expects that the Company will continue incurring losses until sufficient revenue is generated from new units to absorb start-up expenses and the general administrative costs associated with developing and running the Company.


Liquidity and Capital Resources

  The Silver Diner's operations are subject to significant external influences beyond its control. Any one, or any combination of such factors, could materially impact the actual results of the Diner's operations. Those factors include, but are not limited to: (I) changes in general economic conditions,
(II) changes in consumer spending habits, (III) changes in the availability and costs of raw materials, (IV) changes in the availability of capital resources,
(V) changes in the prevailing interest rates, (VI) changes in the competitive environment and (VII) changes in the Federal or State laws governing the business.

  At October 8, 2000, cash and cash equivalents were approximately $580,000, the Company had $1.27 million of debt, and stockholders' equity was approximately $15.57 million. Cash, cash equivalents, and marketable securities available for sale decreased $1.36 million during the 2000 YTD Period, due primarily to expenditures for property and equipment.

  The Company's principal future capital requirement is expected to be the development of restaurants. Currently, the typical building, equipment (including smallwares) and site development cost of a new Silver Diner prototype is expected to be $1.3 to $1.5 million as compared to an average cost of $1.8 million for the last five units constructed prior to 1999, including the building, equipment and site costs. There is no assurance that the Company's prototype redesign plans will produce significant savings in the prototype costs. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or a debt financing strategy following the restaurant's opening.

  The Lakeforest Mall restaurant, located in Gaithersburg, MD, opened for business on September 12, 2000. The Company, as previously announced, has recently signed a lease, subject to certain contingencies, for a mall type unit in the Pentagon Row Shopping Center in Arlington, Virginia, which is scheduled to open in the second half of 2001. The Company has been pursuing locations in new geographical markets, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. To that end, the Company is presently involved in active negotiations with prospective landlords at several locations for additional Silver Diner sites.

  Management believes that the Company's current capital resources, existing credit facility and expected future cash flow will be adequate to construct the Pentagon Row Shopping Center location. In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3.0 million credit facility, of which the proceeds would be used to finance site acquisition, development and construction of the new Silver Diner restaurants. The original loan agreement was amended and a replacement agreement was executed in May 2000. The Company has drawn $1,000,000 under the credit facility to fund construction related costs. Additional financing will be required to finance the construction of the Pentagon Row Shopping Center location and future locations. Financial and other covenants and conditions contained in the credit facility may limit the Company's ability to incur new debt or draw all funds under the credit facility, which may restrict the Company's ability to expand. Under the credit facility, the Company may only draw additional funds to the extent that its cash flow (as defined in the formal credit facility documents) is equal to or greater than 1.3 times the debt service coverage requirements (as defined in the formal credit facility documents). Currently, the Company meets or exceeds the debt service coverage requirements of the credit facility. Future draws under the credit facility are dependent on the Company's ability to meet or exceed the debt service coverage requirements at the time of the draw request.

Year 2000 Issue and Compliance

  We successfully completed our program to ensure year 2000 readiness. As a result, we had no year 2000 problems that affected our business result of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk

  Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings

         No reportable events or material developments in reported events occurred during the twelve-week period ended October 8, 2000.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (A)  EXHIBITS

              27. Financial Data Schedule (submitted electronically for SEC information only)

         (B)  REPORTS ON FORM 8-K

              28. The company filed no reports on Form 8-K during the period ended October 8, 2000


Item 3 is not applicable and has been omitted.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SILVER DINER, INC.

                                        ----------------------------------------
                                        (Registrant)



November 22, 2000                       /s/ Craig A. Kendall
-----------------------------           ----------------------------------------
Date                                    Craig A. Kendall
                                        Vice President, Finance

                                        (Duly Authorized Officer and Principal
                                        Financial Officer)