Form 10-K
period 2000-12-31
SILVER DINER INC /DE/
filed 2001-04-02
CIK 923134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                        Commission file number 0-24982

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

     At March 15, 2001, the registrant had 11,634,104 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,716,688. The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Stock Market on March 15, 2001.

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

     The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock presently trades on The NASDAQ Stock Market under the symbol "SLVR" (See Item 5).

Business

     The Company currently operates eleven Silver Diner restaurants in the Washington/Baltimore Metropolitan Area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high-quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to uniquely address this need. By attracting a broad range of customer segments, and maintaining extended operating hours, a diverse menu and convenient locations, the Company is able to compete effectively in the fast food, family and casual dining segments of the restaurant industry, contributing to the significant sales volumes of its units. The Company also offers Silver Diner To Go, which features a range of carry out/delivery options targeting the growing "home meal replacement" market.

     The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to serve generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $8.25 and the average dining time is approximately 45 minutes. For the last fiscal year the Silver Diner restaurants, in operation for the full year, had sales ranging from $1.8 million to $4.4 million with average unit sales of $2.6 million on an average of 222 seats. Management attributes the sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its operations management team.

     Diners have been indigenous to the United States for more than 100 years. Since opening the first Silver Diner restaurant in 1989, the Company has capitalized on the diner restaurant theme to uniquely address the customers' need of where to go for quick, high quality meals at reasonable prices. Key elements that differentiate Silver Diner restaurants from other restaurants include:

     .    Broad and diverse menu combining "traditional diner" items with contemporary regional specialties - The menu includes a broad range of made-from-scratch meal choices featuring traditional home-style diner fare and all-day breakfast, as well as more contemporary "heart healthy" selections and regional specialty items. Each Silver Diner restaurant bakes most of its pies and cakes on the premises and features a carryout section offering its full menu.

     .    Classic, readily recognizable diner exterior, in combination with a comfortable diner interior decor and atmosphere - The visually striking exterior of the Silver Diner restaurants is both familiar and distinctive, combining polished stainless steel, glass block and neon lighting traditional to old-style diners with more contemporary tile, accent colors and a 25-foot clock tower. Similarly, the Silver Diner restaurants' interior combines traditional diner motifs such as a counter area with seating, booths and tabletop old style jukeboxes with a contemporary open kitchen and ambient dining room lighting. The result of these contrasting elements produces a high energy, fun, nostalgic atmosphere that is also comfortable.

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

     .    Generous portions and moderate prices with entrees from $6.99 and up -
Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers from $4.99, entrees range from $6.99 to $12.99, and full meals are available at moderate prices including a 10% senior citizen discount and "blue plate specials."

Restaurants. The following sets forth certain information regarding the Company's existing restaurants.

                                                                   Approximate
                                                  Approximate        Number
Operating Locations            Date Opened        Square Feet       of Seats
- ------------------------      --------------      -----------      -----------
Rockville, Maryland           February 1989          5,500             256
Laurel, Maryland              September 1990         4,680             153
Potomac Mills, Virginia        October 1991          4,675             164
Towson, Maryland              September 1992         5,250             194
Fair Oaks, Virginia             April 1995           5,675             240
Tysons Corner, Virginia       December 1995          5,675             240
Clarendon, Virginia           December 1996          5,675             240
Merrifield, Virginia          February 1997          5,675             240
Springfield, Virginia           April 1997           5,675             240
Reston, Virginia                June 1997            5,675             240
Cherry Hill, New Jersey       November 1997          5,675             240
Virginia Beach, Virginia        June 2000            4,950             184
Gaithersburg, Maryland        September 2000         4,200             152


     The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant, as well as the majority of its operating units. The Company owns the Reston, Virginia location.

     Management believes the greater Washington/Baltimore area can support twelve to fifteen Silver Diner restaurants and it will continue to penetrate this market area while avoiding market overlap in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Management believes that there are numerous other major metropolitan areas throughout the United States that can support a similar concentration of Silver Diner restaurants and intends to pursue expansion in these markets in a manner similar to Washington/Baltimore. The Company recently opened its second restaurant in a new geographical market, specifically the Virginia Beach, Virginia area in June 2000. The Company has been pursuing locations in new geographical markets, specifically in the Mid-Atlantic area from North Carolina to Southern New Jersey. Expansion into any markets outside of the Mid-Atlantic region may include area joint ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received. Further it should be noted that Management's near-term focus will be to improve operations in the existing restaurants, to maximize the cash flow generation of the business and to refine opportunities for future growth.

     Marketing. Management focuses on providing its customers with superior food quality, service and perceived value in a distinctive atmosphere and has relied primarily on its eye-catching appearance, customer satisfaction and word of mouth to obtain repeat customers as well as to attract new clientele. Since 1998, the Company has focused its marketing efforts on direct marketing, which allows the Company to target customers and create a relationship in the neighborhoods surrounding each restaurant. The Company's penetration in its core Washington Metro market has generated economies of scale.

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

     Purchasing. The Company purchases items on a centralized basis and negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products as well as to obtain competitive prices. Food and supplies are shipped directly to the Silver Diner restaurants. All shipments of food and beverage products are inspected for quality and freshness by a kitchen manager or supervisor upon receipt. The Company does not maintain a central product warehouse or commissary. The Company's food and supplies are available from a wide number of suppliers. Therefore, Silver Diner is not dependent on any particular source of supplies.

     Customer Satisfaction/Quality Control. The Company has a variety of programs to measure its customer satisfaction, including comment cards, a mystery shopper program, exit interviews, and frequent visits by supervisory management. Through the use of these techniques, senior management receives valuable feedback from customers and through prompt action, demonstrates a continued interest in meeting customer needs and desires. In addition, Silver Diner staff performs a variety of quality checks and are authorized to not serve any products which do not meet Silver Diner's quality standards.

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

Employees

     As of December 31, 2000, the Company had 985 employees, 16 of whom are corporate personnel, 55 who are restaurant management personnel (including 2 managers-in-training), and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

     Restaurant Operating Partner Program. To attract and retain talented management, the Company's compensation program is very competitive. Management believes that a key component for long-term success is for each restaurant to be led by a general manager who lives in the community and has a long-term commitment to that restaurant's success. Accordingly, management has established a Restaurant Operating Partner Program. Under the Program, the Operating Partner receives an annual salary and a periodic, profit based, cash bonus award which equals a percentage of the restaurant's operating income. In addition, each operating partner is required to purchase 8,000 shares of Common Stock at market value and can potentially receive an annual award up to $10,000 of Common Stock, dependent upon achievement of performance criteria as established and evaluated by the Board. This Program is the successor to the Restaurant Owner Operator Plan and contains similar plan elements. Also, all assistant managers receive an annual grant of 500 Common Stock options with a market exercise price at the grant date. The stock awards under these plans are awarded at the discretion of the Company's Board of Directors.

     Selection, Training and Supervision. Management has developed specific profiles and protocols used to interview and select its management and associate staff. Management personnel are required to participate in an 8- to 12-week training program emphasizing the Company's operating procedures as well as management development programs. Each associate also participates in a standardized training program ranging from two to five days (depending on position), which utilizes testing results to ensure all associates achieve a specified standard of performance.

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

Executive Officers of the Company

     The name, age, period of service and position held of each of the executive officers of the Company are as follows:

Name                   Age   Served Since/(1)/  Position(s) Held

- -----------------------------------------------------------------------------
Robert T. Giaimo        50         1987         Chairman of the Board,
                                                President and Chief Executive
                                                Officer
Ype Hengst              51         1987         Director, Vice President,
                                                Executive Chef and Corporate
                                                Secretary
Patrick Meskell         48         1996         Senior Vice President, Human
                                                Resources
Craig Kendall           49         1998         Vice President, Finance
Jon Abbott              43         2000         Vice President, Operations

(1) Includes service with SDDI.

     All of the officers have had the principal occupation indicated under "Position(s) Held" for the previous five years except as follows: Mr. Meskell was an independent consultant to financial institutions, specializing in the areas of risk management systems design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995; and Mr. Kendall who joined the Silver Diner management team in November of 1998. Previously, from 1988 to 1998, Mr. Kendall was corporate controller for Team Washington, Inc., one of the largest Domino Pizza franchises, which operates in the Washington, D.C. metropolitan, area with annual sales exceeding $40 million. Subject to the compensation continuation provisions of his Employment Agreement, Mr. Kendall's employment will terminate May 13, 2001. Mr. Abbott joined the Company in April 2000 and assumed the duties and responsibilities of Vice President of Operations. Mr. Abbott has twenty years of operating experience in casual dining restaurant concepts, most recently with Damons International, Inc., where he served as Director of Operations from 1997 to 2000. Prior thereto, Mr. Abbott served as Regional Manager for Cooker Restaurant Corporation from 1985 to 1997.

Item 2. Property.

          On March 24, 2001, the Silver Diner at Tysons Corner, Virginia sustained property damage resulting from a fire. Management is in the process of obtaining and evaluating repair estimates. Management believes that the diner will be closed for a period of approximately 30 days and that insurance coverage is adequate to repair the damaged property and to reimburse the Company for lost sales during the period the diner is closed. Additional information concerning the registrant's property is set forth under "Restaurants" in Item 1 of Part I.

Item 3. Legal Proceedings.

          On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The plaintiff alleges that sexual assault by the general manager of a Silver Diner restaurant. The general manager was terminated promptly following the occurrence of the event in November 1994. The plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above-mentioned claims. In September 1998 the court granted summary judgement in favor of the Company as to all claims brought against them in this case. No final judgement can be entered at this time due to a bankruptcy filing by the former general manager, the co-defendant in the case, prior to the decision of the court to grant summary judgement on behalf of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information. Since March 27, 1996, the Common Stock has been listed on The NASDAQ Stock Market under the symbol SLVR. Before that date, the Common Stock was quoted on the OTC Bulletin Board under the symbol FDTR. On February 5, 2001, the Company was notified by NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the last thirty (30) consecutive trading days as required by the NASDAQ National Market under Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided ninety (90) calendar days or until May 7, 2001 to regain compliance with this Rule. If at anytime before May 7, 2001 the bid price of the Company's common stock is at least $1.00 for a minimum of ten (10) consecutive trading days, NASDAQ Staff will determine if the Company complies with the Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before May 7, 2001, NASDAQ Staff will provide the Company with written notification that its securities will no longer be listed on the NASDAQ National Market. At that time the Company may appeal the NASDAQ Staff's decision to a NASDAQ Listing Qualifications Panel. Management believes that delisting from the NASDAQ National Market to the OTC Bulletin Board is inevitable at this time and it would be imprudent to expend any further resources to maintain the listing on the NASDAQ National Market. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:

                   Quarter                         High         Low
                   -------                       --------      ------

1999               First                         $1-15/32      $3/4
                   Second                        $1-1/8        $3/4
                   Third                         $1-1/32       $25/32
                   Fourth                        $1-7/32       $25/32

2000               First                         $1-1/8        $27/32
                   Second                        $1-1/16       $25/32
                   Third                         $1-3/8        $27/32
                   Fourth                        $1-1/32       $3/4

     Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

     Holders. As of December 31, 2000, there were approximately 521 record holders of the Common Stock.

Item 6.  Selected Financial Data.

                                                                          Fiscal Years Ending (i)
                                              -----------------------------------------------------------------------------------
                                                December 31,     January 2,      January 3,     December 28,        December 29,
                                                   2000             2000            1999             1997                1996
                                              -------------    ------------    ------------   --------------      ---------------
Statement of Operations Data:
Net sales                                      $ 31,559,535    $ 29,157,366    $ 28,561,422   $   24,259,156      $   16,550,468

Restaurant costs and expenses                    31,916,201      26,733,538      27,008,263       22,999,566          15,342,500
                                              -------------    ------------    ------------   --------------      ---------------

          Restaurant operating income              (356,666)      2,423,828       1,553,159        1,259,590           1,207,968
           (loss)

General and administrative expenses               3,379,958       3,133,073       2,921,299        3,065,436           2,705,940
Depreciation and amortization                       362,724         339,725         267,171          263,484             183,928
Write off of abandoned site costs                   102,012               -          32,455          172,618                   -
                                              -------------    ------------    ------------   --------------      --------------

      Operating loss                             (4,201,360)     (1,048,970)     (1,667,766)      (2,241,948)         (1,681,900)
                                              -------------    ------------    ------------   --------------      --------------

Interest expense                                     85,963          23,826          40,639           10,702             180,293
Investment income, net                              (91,759)       (100,917)       (151,967)        (294,231)           (432,721)
                                              -------------    ------------    ------------   --------------      --------------

      Loss before cumulative effect of a
        change in accounting principle           (4,195,564)       (971,879)     (1,556,438)      (1,958,419)         (1,429,472)

Cumulative effect of a change in
      accounting principle                                -               -        (326,868)               -                   -
                                              -------------    ------------    ------------   --------------      --------------
      NET LOSS                                 $ (4,195,564)   $   (971,879)   $ (1,883,306)  $   (1,958,419)     $   (1,429,472)
                                              =============    ============    ============   ==============      ===============

Basic and diluted net loss per common
      share before cumulative effect of a
      change in accounting principle          $       (0.36)   $      (0.08)   $      (0.13)  $        (0.17)     $        (0.15)

Cumulative effect of a change in
      accounting principle                                -               -           (0.03)               -                   -
                                              -------------    ------------    ------------   --------------      ---------------

Net loss per common share                      $      (0.36)   $      (0.08)   $      (0.16)  $        (0.17)     $         (0.15)
                                              =============    ============    ============   ==============      ===============

Weighted average common shares
      outstanding                                11,611,915      11,586,512      11,591,822       11,609,400            9,545,681
                                              =============    ============    ============   ==============      ===============

                                                                               As of  (i)
                                --------------------------------------------------------------------------------------------------
                                     December 31,         January 2,          January 3,         December 28,        December 29,
                                        2000                  2000              1999                1997                1996
                                 ---------------     ---------------     ---------------     --------------      -----------------
Balance Sheet Data:
Working capital (deficiency)    $       (893,151)    $       460,049     $       625,043     $     1,332,141     $     6,669,761
Total assets                          18,206,382          20,594,533          21,638,497          23,646,765          25,864,375
Current liabilities                    2,402,834           2,024,801           2,227,222           2,207,891           3,174,262
Long-term liabilities                  2,591,586           1,295,338           1,173,280           1,317,667             749,396
Stockholders' equity                  13,211,962          17,274,394          18,237,995          20,121,207          21,940,717

(i) Selected financial data as of and for the years ended December 31, 2000 and January 2, 2000 were obtained from the Company's audited financial statements. Selected financial data as of and for the years ended January 3,

1999, December 28, 1997 and December 29, 1996 were obtained from the Company's financial statements audited by another accounting firm whose opinion was unqualified.

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

General

     The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended December 31, 2000. As of this date, the Company operates 13 diners, 11 in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey and one in Virginia Beach, Virginia. The Company's future plans include expanding the Silver Diner chain in the Mid-Atlantic region through additional openings of Company-owned restaurants and possibly through the development of franchise or joint venture relationships. However, the Company is currently working to improve the performance of the prototype 2000 units and will not resume expansion until satisfactory results are achieved by the existing restaurants. The following table reflects the growth in number of restaurants over the three-year period.



           Restaurants                               1998      1999     2000
           -----------                               ----      ----     ----
           In operation, beginning of year             11        11       11
           Newly opened                                 0         0        2
                                                  -------    ------   ------
           In operation, end of year                   11        11       13
                                                  -------    ------   ------


     The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 2000, 1999 and 1998 were comprised of 52, 52 and 53 weeks, respectively and ended on December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

Results Of Operations

     The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                                  Fiscal Years Ended
                                                     ------------------------------------------
                                                      December 31,    January 2,      January 3,
                                                         2000           2000            1999
                                                     ------------   ------------     ----------
Net sales                                                100.0%           100.0%          100.0%

   Restaurant costs and expenses                         101.1%            91.7%           94.6%
                                                     ---------      -----------      ----------

     Restaurant operating income                          (1.1)%            8.3%            5.4%

General and administrative expenses                       10.7%            10.7%           10.2%
Depreciation and amortization                              1.2%             1.2%            0.9%
Write off of abandoned site costs                          0.3%               -             0.1%
                                                     ---------      -----------      ----------

     Operating loss                                      (13.3%)           (3.6%)          (5.8%)

Interest expense                                           0.3%             0.1%            0.0%
Investment income, net                                    (0.3%)           (0.3%)          (0.5%)
                                                     ---------      -----------      ----------

   Loss before cumulative effect of a change in
     accounting principle                                (13.3%)           (3.4%)          (5.3%)

   Cumulative effect of a change in accounting
     principle                                               -                -            (1.2%)
                                                     ---------      -----------      ----------

   Net loss                                              (13.3%)           (3.4%)          (6.5%)
                                                     =========      ===========      ==========

Year Ended December 31, 2000 Compared to the Year Ended January 2, 2000

     Net sales for the fiscal year ended December 31, 2000 ("Fiscal 2000") of $31,559,535 increased $2,402,169 or 8.2% compared to the fiscal year ended January 2, 2000 ("Fiscal 1999"). Substantially all of the increased sales were directly attributable to new unit openings in Virginia Beach, Virginia and Gaithersburg, Maryland ("New Stores").

     Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) were flat compared to Fiscal 1999. Same store customer counts were down 5.2%, while average guest check increased 5.8%. The Company also experienced a 6.5% decrease in take-out sales further eroding the gains achieved in average check. The Company believes the reversal of nine consecutive quarters of same store sales increases was primarily caused by three factors. First, the more contemporary menu implemented in April 2000, did not fully meet the expectations of our customers; second, the price action taken at the time of the new menu implementation met some consumer resistance and lastly, the marketing activities employed in 2000 were not adequate to move the business above the record levels achieved in Fiscal 1999.

     Cost of sales, consisting of food and beverage costs, increased from 26.1% of net sales in Fiscal 1999 to 26.7% of net sales in Fiscal 2000. The increase of 0.6% was equally attributable to increased costs in the existing stores and higher costs in the New Stores related to slightly different menu offerings as well as the initial cost escalation normally associated with new unit openings.

     Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits increased 0.9% to 34.7% of net sales for Fiscal 2000. The increase was largely due to the overstaffing of the New Stores during the first several periods of operation.

     Operating expenses, which consists of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising increased 0.7% to 18.7% of net sales for Fiscal 2000, compared to 18.0% for Fiscal 1999. Increased supply, utility, maintenance costs credit card fees and advertising expenses accounted for the majority of the increase. The New Stores had only a minimal impact on these expenses.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $175,369 for Fiscal 2000 compared to Fiscal 1999. As a percentage of net sales occupancy expenses decreased 0.2% in Fiscal 2000 to 9.6% compared to 9.8% in Fiscal 1999. Nearly all of the dollar increase was attributable to the New Stores and was offset by a $59,311 rent refund, relating to a partial taking of the parking lot under the right of eminent domain at the Springfield location. The Company does not anticipate a significant negative impact on sales as a result of the partial taking of the parking lot

     Restaurant depreciation and amortization increased $131,849 to $1,304,246 for Fiscal 2000. Approximately two-thirds of the increase was the result of depreciation associated with the addition of the New Stores. The remainder of the increase was the product of upgrading of our existing asset base.

     Preopening expenses of $318,282 were principally labor costs (wages, taxes and benefits) incurred prior to opening the New Stores.

     The Company periodically evaluates its' asset base for potential impairment of long-lived assets, including goodwill, utilizing projections of undiscounted cashflows in order to determine the future recoverability of an asset or group of assets. Based on that evaluation, the trends of operations of two restaurants indicated the undiscounted cashflows from their operations would be less than the net book value of the assets of the two restaurants. As a result, during the fourth quarter of Fiscal 2000 the Company recorded an impairment loss of $1,980,116. Management believes that it has taken all of the appropriate actions regarding the carrying value of its' assets and that no further material impairment exists at this time.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $3,379,958 for Fiscal 2000, an increase of $246,885, or 7.9%, compared to Fiscal 1999. The dollar increase in expenses was largely due to the recruitment and hiring of a vice president of operations coupled with a re-alignment of field management personnel and the recruitment, hiring and training of store management personnel to staff the New Stores. As a percentage of net sales, general and administrative expenses remained flat at 10.7% for Fiscal 2000. The Company's administrative overhead as a percentage of net sales remains above the industry average due to the cost of the corporate management team required to support the Company's growth plans, the materialization of which has been slower than anticipated.

     The $102,012 write-off of abandoned site costs related to legal, architectural and design costs for the Pentagon Row site in Arlington, Virginia, which Management has decided not to construct.

     The Company earned $91,759 in investment income for Fiscal 2000, compared to investment income of $100,917 for Fiscal 1999. The decrease is primarily a result of reduced levels of cash available for investment, stemming from the construction of the New Stores. Interest expense was $85,963 for Fiscal 2000 and $23,826 for Fiscal 1999. The increase in interest expense was entirely attributable to the increase in funds utilized under the Company's line of credit.

     Net loss for Fiscal 2000 was $4,195,564 or $0.36 per share, compared to a net loss of $971,879 or $0.08 per share in Fiscal 1999. Excluding the impact of the charge for impairment of long-lived assets, the net loss for Fiscal 2000 was $2,215,448 or $0.19 per share. Weighted average shares outstanding remained essentially unchanged in 2000 versus 1999. Management expects that the Company will continue to incur quarterly losses until such time as revenue generation from increased market penetration operating efficiencies are sufficient to absorb new unit start-up costs and the increased general and administrative infrastructure costs currently in place.

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

     Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) increased 5.8% (3.9% inclusive of the Fiscal 1998 53/rd/ week sales). Same store customer counts were up 2.8%, while average guest check increased 2.2%. The Company believes the increase in same store sales was generated through continued focus and improvement in operational excellence as measured by exit interviews with customers, which have continued to improve throughout Fiscal 1999.

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

     Net loss for Fiscal 1999 was $971,879 or $0.08 per share, compared to a loss of $1,883,306 or $0.16 per share in Fiscal 1998. Weighted average shares outstanding remained essentially unchanged in 1999 versus 1998. Management expects that the Company will continue to incur losses until such time as revenue generation from increased market penetration and operating efficiencies are sufficient to absorb new unit start-up costs and the increased general and administrative infrastructure costs currently in place to support the Company's growth plans.

New Accounting Pronouncements

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

     In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25", which is effective July 1, 2000, except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 is not expected to have a significant impact on the Company's financial position or results of operations.

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

     At December 31, 2000, cash and cash equivalents were $545,231, working capital deficit was $893,151, the Company had long-term debt of $2,591,586 and stockholders' equity was $13,211,962. Cash and cash equivalents decreased $577,524 during Fiscal 2000, due primarily to cash used to finance the purchases of property and equipment in support of the New Store openings.

     Currently, the typical building, equipment (including small wares) and site development cost of a new Silver Diner prototype is $1.3 to $1.5 million as compared to an average cost of $1.8 million for the last five units constructed prior to 1999, including the building, equipment and site costs. The New Stores opened in 2000 were built within the Company's targeted range of cost to construct. Land generally will be leased. When land is purchased, management may pursue a sale-leaseback or debt financing strategy following the restaurant's opening. However, no new unit openings are currently planned.

     The Company, as previously announced, signed a lease on September 22, 2000, subject to certain contingencies, for a mall type unit in the Pentagon Row Shopping Center in Arlington, Virginia, which had been scheduled to open in the second half of 2001. On March 30, 2001, at a cost of $214,459, the Company terminated the lease contract, relinquished all of its' rights, claims and interests in the Pentagon Row site and has no further obligation under the lease.

     In October, 1999, the Company entered into a loan agreement with its lead bank to extend a $3.0 million credit facility, of which the proceeds would be used to finance site acquisition, development and construction of the new Silver Diner restaurants. The original loan agreement was amended and a replacement agreement was executed in May 2000. As of December 31, 2000, the Company has drawn $1,000,000 under the credit facility to fund construction related costs. Further, on January 19, 2001 the Company drew-down an additional $1,200,000 to fund its' operating activities. Financial and other covenants and conditions contained in the credit facility may limit the Company's ability to incur new debt or draw all funds under the credit facility, which may restrict the Company's ability to expand. Under the credit facility, the Company may only draw additional funds to the extent that its cash flow (as defined in the formal credit facility documents) is equal to or greater than 1.3 times the debt service coverage requirements (as defined in the formal credit facility documents). Currently, the Company meets or exceeds the debt service coverage requirements of the credit facility. Future draws under the credit facility are dependent upon the Company's ability to meet or exceed the debt service coverage requirements at the time of the draw request.

Impact of Inflation

     Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

tem 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

Item 8.  Financial Statements

INDEPENDENT AUDITORS' REPORT                                     18


INDEPENDENT AUDITORS' REPORT                                     19


CONSOLIDATED FINANCIAL STATEMENTS


       CONSOLIDATED BALANCE SHEETS AS OF
       DECEMBER 31, 2000 AND JANUARY 2, 2000                     20


       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
       FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000
       AND JANUARY 3, 1999                                       21


       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
       EQUITY FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000,
       JANUARY 2, 2000 AND JANUARY 3, 1999                       22


       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
       FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000
       AND JANUARY 3, 1999                                       23


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       25

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Silver Diner, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Silver Diner, Inc. and Subsidiary (the "Company") as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Diner, Inc. and Subsidiary as of December 31, 2000 and January 2, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 24, 2001, except for
  note 14 which is dated March 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Silver Diner, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Silver Diner, Inc. and subsidiaries (the "Company") for the year ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Silver Diner, Inc. and subsidiaries for the year ended January 3, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for preopening costs during the year ended January 3, 1999 to conform with the American Institute of Certified Public Accountants Statement of Position No. 98-5.



/s/ Deloitte & Touche LLP

Washington, DC

March 8, 1999

                       Silver Diner, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                            December 31,     January 2,
                                                                2000            2000
                                                           -------------   -------------
Current assets:
   Cash and cash equivalents                              $    545,231    $  1,122,755
   Marketable securities available for sale                         --         813,452
   Accounts receivable - landlords                             559,311              --
   Inventory                                                   178,332         134,698
   Prepaid rent                                                     --         158,447
   Incentive rebates                                            70,664         108,928
   Prepaid and other current assets                            156,145         146,570
                                                         -------------   -------------
        Total current assets                                 1,509,683       2,484,850

Property, equipment and improvements, net                   14,219,713      15,583,903

Due from related parties                                       102,442         142,293
Goodwill, net                                                1,930,093       2,114,587
Deposits and other                                             444,451         268,900
                                                         -------------   -------------

        Total assets                                      $ 18,206,382    $ 20,594,533
                                                         =============   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $  2,385,034    $  1,757,801
   Note payable                                                 17,800         267,000
                                                         -------------   -------------
                                                             2,402,834       2,024,801
Long-term liabilities:
   Deferred rent liability                                   1,349,803       1,295,338
   Long-term note payable                                    1,241,783              --
                                                         -------------   -------------
        Total liabilities                                    4,994,420       3,320,139
                                                         -------------   -------------
Commitments and contingencies                                       --              --

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized; none issued                         --              --
   Common stock, $.00074 par value, 20,000,000 shares
   authorized;
     at December 31, 2000, 11,627,836 shares issued and
     outstanding
     at January 2, 2000, 11,592,691 shares issued and            8,589           8,563
     outstanding
   Additional paid-in capital                               30,821,940      30,773,262
   Unearned compensation                                      (122,480)       (227,489)
   Treasury stock (183,702 and 165,802 shares of common
     stock at cost at December 31, 2000 and January 2,
     2000)                                                    (121,820)       (101,239)
   Accumulated deficit                                     (17,374,267)    (13,178,703)
                                                         -------------   -------------
        Total stockholders' equity                          13,211,962      17,274,394
                                                         -------------   -------------
        Total liabilities and stockholders' equity        $ 18,206,382    $ 20,594,533
                                                         -------------   -------------

    The accompanying notes are an integral part of the financial statements

                       Silver Diner, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Fiscal years ended
                                                   ---------------------------------------------
                                                    December 31,      January 2,     January 3,
                                                        2000             2000           1999
                                                   -------------    ------------    ------------
Net sales                                           $ 31,559,535    $ 29,157,366    $ 28,561,422
                                                   -------------    ------------    ------------

   Cost of sales                                       8,422,103       7,609,271       7,920,808
   Labor                                              10,936,221       9,850,921       9,449,685
   Operating                                           5,912,929       5,234,014       5,211,704
   Occupancy                                           3,042,304       2,866,935       2,777,932
   Depreciation and amortization                       1,304,246       1,172,397       1,648,134
   Preopening expense                                    318,282              --              --
   Impairment of long-lived assets                     1,980,116              --              --
                                                   -------------    ------------    ------------

        Total restaurant costs and expenses           31,916,201      26,733,538      27,008,263
                                                   -------------    ------------    ------------

        Restaurant operating income (loss)              (356,666)      2,423,828       1,553,159

General and administrative expenses                    3,379,958       3,133,073       2,921,299
Depreciation and amortization                            362,724         339,725         267,171
Write-off of abandoned site costs                        102,012              --          32,455
                                                   -------------    ------------    ------------
        Operating loss                                (4,201,360)     (1,048,970)     (1,667,766)

Interest expense                                          85,963          23,826          40,639
Investment income, net                                   (91,759)       (100,917)       (151,967)
                                                   -------------    ------------    ------------

        Loss before cumulative effect of a change
          in accounting principle                     (4,195,564)       (971,879)     (1,556,438)

Cumulative effect of a change in accounting
   principle                                                  --              --        (326,868)
                                                   -------------    ------------    ------------

        NET LOSS                                    $ (4,195,564)   $   (971,879)   $ (1,883,306)
                                                   =============     ===========    ============

Basic and diluted net loss per common share
   Loss per common share before cumulative
   effect of a change in accounting principle       $      (0.36)   $      (0.08)   $      (0.13)
   Cumulative effect of a change in accounting                --              --           (0.03)
                                                   -------------    ------------    ------------

   Net loss per common share                        $      (0.36)   $      (0.08)   $      (0.16)
                                                   =============    ============    ============

Weighted average common shares outstanding            11,611,915      11,586,512      11,591,822
                                                   -------------    ------------    ------------

    The accompanying notes are an integral part of the financial statements

                       Silver Diner, Inc. and Subsidiary

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   Fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999


                                   Common Stock          Treasury Stock      Additional      Unearned     Accumulated
                               Shares      Amount      Shares    Cost     Paid-in Capital   Compensation    Deficit       Total
                             ----------  ----------   -------  ---------  ---------------   -------------  ---------   ------------
Balance at December 28, 1997 11,602,403  $    8,586        --  $      --  $    31,604,937   $(1,168,798) $(10,323,518) $ 20,121,207
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------
Issuance of common stock         17,392          13        --         --           24,987       (12,500)           --        12,500
Issuance of stock awards             --          --        --         --         (206,250)     (206,250)           --
Common stock purchased          (42,746)        (47        --         --          (93,801)       43,753            --       (50,095)
Stock options exercised           8,461           6        --         --               79            --            --            85
Cancellation of outstanding
   options                           --          --        --         --       (1,053,738)                  1,026,757       (26,981)
Amortization of unearned
   compensation                      --          --        --         --               --        64,585            --        64,585
Net loss                             --          --        --         --               --            --    (1,883,306)   (1,883,306)
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------
Balance at January 3, 1999   11,585,510       8,558        --         --       30,688,714      (252,453)  (12,206,824)   18,237,995
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------

Issuance of common stock         15,050          11        --         --           10,878            --            --        10,889
Issuance of stock awards             --          --        --    158,243                                     (158,243)           --
Common stock purchased           (7,869)         (6        --         --           (9,994)           --            --       (10,000)
Purchase of treasury stock           --          --  (165,802)                   (101,239)           --            --      (101,239)
Stock options issued                 --          --        --         --           37,789        (6,774)           --        31,015
Cancellation of outstanding
   options                           --          --        --         --         (112,368)       87,764            --       (24,604)
Amortization of unearned
   compensation                      --          --        --         --               --       102,217            --       102,217
Net loss                             --          --        --         --               --            --      (971,879)     (971,879)
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------
Balance at January 2, 2000   11,592,691       8,563  (165,802)  (101,239) $    30,773,262      (227,489)  (13,178,703)   17,274,394
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------

Issuance of common stock         27,744          21        --         --           22,048            --            --        22,069
Issuance of stock awards             --          --        --         --           65,213       (65,213)           --            --
Stock options exercised           7,401           5        --         --               (3)           --            --             2
Purchase of treasury stock           --          --   (72,900)                    (76,581)           --            --       (76,581)
Issuance of treasury stock           --          --    55,000     56,000               --       (28,500)           --        27,500
Stock options issued                 --          --        --         --           17,177        (5,208)           --        11,969
Cancellation of outstanding
   options                           --          --        --         --          (55,757)       33,413            --       (22,344)
Amortization of unearned
   compensation                      --          --        --         --               --       170,517            --       170,517
Net loss                             --          --        --         --               --            --    (4,195,564)   (4,195,564)
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------
Balance at December 31, 2000 11,627,836       8,589  (183,702) $(121,820) $    30,821,940   $  (122,480) $(17,374,267) $ 13,211,962
                             ----------  ----------   -------  ---------  ---------------   ------------ ------------  ------------

   The accompanying notes are an integral part of the financial statements.

                        Silver Diner, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Fiscal years ended
                                                              ---------------------------------------------------------
                                                                  December 31,         January 2,         January 3,
                                                                     2000                2000               1999
                                                              -----------------    ----------------   -----------------
Cash flows from operating activities
Net loss                                                       $    (4,195,564)     $      (971,879)    $   (1,883,306)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization                                     1,666,970            1,512,122          1,915,305
   Impairment of long-lived assets                                   1,980,116                   --                 --
   Development and abandoned site costs                                102,012                   --             32,455
   Compensation expense - stock options and
     deferred compensation                                             160,142              108,627             37,604
   Cumulative effect of change in accounting                                --                   --            326,868
   principles

   Changes in operating assets and liabilities
     Accounts receivable - landlords                                  (559,311)                  --                 --
     Inventory                                                         (43,634)               4,341             57,404
     Prepaid rent                                                      158,447               24,349           (182,796)
     Incentive rebates                                                  38,264              (47,518)            17,623
     Prepaid and other current assets                                   (9,575)             (35,904)             7,509
     Deposits and other                                                (48,056)             (25,683)           (13,936)
     Accounts payable and accrued expenses                             627,227             (204,377)          (247,669)
     Deferred rent liability                                            54,471              122,058            122,613
     Due from related parties                                           39,851              (15,777)          (115,916)
                                                               ---------------      ---------------    ---------------

        Net cash provided by (used in) operating activities            (28,640)             470,359             73,758
                                                               ---------------      ---------------    ---------------

Cash flows from investing activities
   Purchases of property and equipment                              (2,327,904)            (792,156)          (497,407)
   Maturities of short-term investments                                813,452              750,000          2,900,000
   Purchase of short-term investments                                       --             (816,855)        (2,424,514)
                                                               ---------------      ---------------    ---------------

        Net cash used in investing activities                       (1,514,452)            (859,011)           (21,921)
                                                               ---------------      ---------------    ---------------


    The accompanying notes are an integral part of the financial statements.

                       Silver Diner, Inc. and Subsidiary

                                                                        Fiscal years ended
                                                            ------------------------------------------
                                                             December 31,   January 2,     January 3,
                                                                2000           2000           1999
                                                            ------------   ------------   ------------
Cash flows from financing activities
   Proceeds from issuance of common stock                    $    22,066    $    10,889    $    12,500
   Proceeds from exercise of stock options                            --             --             85
   Proceeds from issuance of treasury stock                       27,500             --             --
   Purchase of common stock                                           --        (10,000)       (50,095)
   Purchase of treasury stock                                    (76,581)      (101,239)            --
   Proceeds from long-term debt                                1,000,000             --             --
   Payment of long-term debt                                      (7,417)            --             --
                                                             -----------    -----------    -----------

Net cash provided by (used in) financing activities              965,568       (100,350)       (37,510)
                                                             -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            (577,524)      (489,002)        14,327

Cash and cash equivalents, beginning of year                   1,122,755      1,611,757      1,597,430
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year                       $   545,231    $ 1,122,755    $ 1,611,757
                                                             ===========    ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                             $    80,141    $    37,492    $    25,523


   The accompanying notes are an integral part of the financial statements.

                       Silver Diner, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            December 31, 2000, January 2, 2000 and January 3, 1999



1. Organization

   Silver Diner, Inc. (the Company) and its subsidiary develop and operate the Silver Diner restaurant chain. At December 31, 2000, the Company owned and operated 11 diners in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey and one in Virginia Beach, Virginia.

2. Summary Of Significant Accounting Policies

   Basis of Presentation and Consolidation
   ---------------------------------------

   The consolidated financial statements include the accounts and operations of the Company and its subsidiary, Silver Diner Development, Inc. (SDDI). All significant intercompany balances and transactions have been eliminated in consolidation.

   Fiscal Year
   -----------

   The Company operates on a 52- or 53-week fiscal year that ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12, and 12 or 13 weeks, respectively. Fiscal years 2000, 1999 and 1998 were comprised of 52, 52 and 53 weeks, respectively, and ended on December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

   Cash and Cash Equivalents and Marketable Securities
   ---------------------------------------------------

   All short-term investments are classified as available-for-sale. Those investments that are part of the Company's cash management portfolio with an original maturity of three months or less when purchased are reported as cash equivalents. The balance of short-term investments is classified as marketable securities. At January 2, 2000, marketable securities consists of investment-grade commercial paper. Cash and cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates fair value.

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

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



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

   Goodwill
   --------

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


   Net Loss Per Common Share
   -------------------------


   Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, which requires presentation of basic and diluted earnings per share amounts and a reconciliation of the respective calculations. The Company incurred a net loss for the years ended December 31, 2000, January 2, 2000 and January 3, 1999; therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



2. Summary Of Significant Accounting Policies (Continued)


   Evaluation of Long-Lived Assets
   -------------------------------

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Based on that evaluation, the trends of operations of two restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived assets of the two restaurants. As a result, the carrying values were written down to the Company's estimates of fair value. Fair value was estimated utilizing the best information available using whatever estimates, judgments and projections were considered necessary. During the fourth quarter of 2000, the Company recorded an impairment charge of $1,980,116 related to the two restaurants. In addition, during fiscal year ending December 31, 2000, the Company wrote off $102,012 of deferred site costs including legal, design and development costs for potential restaurant sites that the Company is no longer pursuing or that the Company believes the probability of the site being procured is unlikely. During fiscal years 2000, 1999 and 1998, in connection with an evaluation of unit operational processes, menu engineering, and a comprehensive unit equipment assessment, the Company wrote off equipment with a net book value of $52,126, $41,400 and $372,734, respectively, which is included in depreciation and amortization within the statement of operations. Management believes no additional material impairment of these assets exists at December 31, 2000. The write-off resulted from the elimination of the operational usefulness for certain equipment and the identification of obsolete or no longer in-service equipment.

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

   Reclassification
   ----------------

   Certain prior year balances have been reclassified to conform to the 2000 presentation.

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

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



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

   In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25," which became effective July 1, 2000, except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, charges in grantee status and options issued on a business combination, among other things. The adoption of FIN No. 44 is not expected to have a significant impact on the Company's financial position or results of operations.

3. Acquisition of Minority Interest in Silver Diner Limited Partnership


   On June 13, 1996, the Company completed its purchase of all of the limited partnership interests in Silver Diner Limited Partnership (SDLP) from the original investors for $2,472,000 in cash and 84,000 warrants (New Warrants) to purchase common stock exercisable at $8.00 per share. The New Warrants were exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The offer was unanimously accepted by all of the limited partners. The acquisition was accounted for under the purchase method and the entire cost of the transaction, totaling $2.8 million, has been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years and, as a result, amortization expense related to goodwill totaled $184,494, $184,495 and $183,751 in fiscal years 2000, 1999 and 1998, respectively.


4. Property, Equipment and Improvements

   The major components of property, equipment and improvements are as follows:

                                                                      December 31,                  January 2,
                                                                          2000                         2000
                                                                     ---------------              ---------------
Land                                                                 $     1,737,655              $     1,737,655
Buildings and leasehold improvements                                      11,580,836                   12,709,589
Furniture, fixtures and equipment                                          5,819,627                    6,290,107
Deferred lease costs                                                         883,680                      760,074
                                                                     ---------------              ---------------
                                                                          20,021,798                   21,497,425
Less accumulated depreciation and amortization                            (5,802,085)                  (5,913,522)
                                                                     ---------------              ---------------

                                                                     $    14,219,713              $    15,583,903
                                                                     ===============              ===============

5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



                                                 December 31,        January 2,
                                                     2000               2000
                                                 -----------         -----------
     Trade payables                              $ 1,561,714         $ 1,038,230
     Payroll and related taxes                       612,595             584,485
     Sales and use taxes                             210,724             135,086
                                                 -----------         -----------
                                                 $ 2,385,033           1,757,801
                                                 ===========         ===========

6. Credit Facilities

   Loan Agreement
   --------------

   In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3,000,000 credit facility bearing interest at the rate of prime + .50% (10% at December 31, 2000). The agreement was amended in May 2000 and a replacement agreement was executed. During 2000, the Company withdrew $1,000,000 to finance site acquisition, development and construction of the new restaurants. The credit facility is payable in monthly interest-only installments through December 2001 and in principal and interest installments thereafter through December 2007. The Company may only draw additional funds to the extent it continues to remain in compliance with the credit facility debt service coverage requirements. The credit facility is collateralized by equipment and inventory of the company. For the year ended December 31, 2000, the Company incurred $61,945 in interest expense related to the credit facility.

   Note Payable
   ------------


   In June 1997, the Company entered into a note agreement in the amount of $267,000 with a bank to purchase a parcel of land from the Company's president. The principal balance of the note, originally due in June 1999, was extended through June 2000. In July 2000, the note was extended through June 2003. Interest was paid monthly at an annual rate of 9.25% through July 2000. In August 2000, the Company began paying principal in the amount of $1,483 monthly plus interest at the prime rate (9.5% at December 31, 2000). The note is collateralized by the land purchased. The Company incurred $24,018, $23,826 and $25,523 in interest expense related to the note for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

   Aggregate maturities for credit facilities are as follows:

                    Fiscal years
                            2001           $ 17,800
                            2002            184,467
                            2003            390,067
                            2004            166,667
                            2005            166,667

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



7. Notes Receivable

   During 1997, the Company is the beneficiary of notes receivable totaling $132,000 to an outside party which owns and maintains the jukeboxes in four Silver Diner units. The Company receives principal and interest payments on these notes on a monthly basis. The outstanding balance, classified as deposits and other, was $87,355 for 2000 and $97,899 for 1999. Interest is calculated at an annual rate of 9% and the principal payments are based on the amount of monthly cash flow generated by the jukeboxes. For fiscal years 2000, 1999 and 1998, the Company has received $10,544, $15,830 and $9,300 in principal payments, respectively, and $8,802, $11,587 and $11,000 in interest income, respectively.


8. Related Party Transactions

   Silver Diner Potomac Mills, Inc.
   --------------------------------

   The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expire October 14, 2011 and include annual CPI adjustments to base rent and percentage rent based on gross receipts. The amount of property leased was reduced in 1997 by the land purchase described above. For the years ending December 31, 2000, January 2, 2000 and January 3, 1999, occupancy costs include $356,000, $360,000, and $355,000, respectively, in rent and related pass-through costs associated with the leases.

   Construction and Real Estate Consulting Services
   ------------------------------------------------

   The Company has from time to time entered into contracts with a Director of the Company and certain affiliates of the Director to provide construction, real estate consulting and real estate management services to the Company. During the years ended December 31, 2000 and January 2, 2000, the Company incurred costs totaling $1,050,698 and $74,036, respectively, for the construction of the Virginia Beach, Virginia and Lakeforest Mall locations and for miscellaneous construction and renovation of existing diners, $5,400 and $23,547, respectively, for real estate consulting services and $189,359 and $180,496, respectively, for payment of rent and real estate taxes related to the Merrifield Silver Diner. At December 31, 2000 and January 2, 2000, $-0-and $2,565, respectively, is payable to the Director and affiliates of the Director.

   Keyman Life Insurance
   ---------------------

   The Company is paying premiums for three life insurance policies owned, respectively, by two officers. In fiscal years 2000, 1999 and 1998, the Company recorded the full amount of premiums paid less the cash surrender value of the policies, as expense. As such, the Company recorded $85,362, $84,596 and $92,000 of expense for these insurance policies for fiscal years 2000, 1999 and 1998, respectively.

   Due from Related Parties
   ------------------------

   In connection with entering into an employment continuity agreement during 1998, the Company made a $100,000 loan to an officer of the Company. The note, bearing interest at a rate of 5.25%, is secured by the Company's common stockholding of the officer. The loan and accrued interest is to be repaid by the officer through the application of annual bonuses in the amount of $20,000, plus accrued interest, by the officer over a five-year period. As of December 31, 2000 and January 2, 2000, $60,000 and $80,000 of principal remained due from an officer of the Company.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



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


   Future minimum annual lease payments as of December 31, 2000 are:


                    2001                        $ 2,567,000
                    2002                          2,630,000
                    2003                          2,699,000
                    2004                          2,737,000
                    2005                          2,839,804
                    Thereafter                   20,323,500

   Rent expense under the leases for fiscal years 2000, 1999 and 1998 was approximately $2,413,500, $2,328,000 and $2,236,000, respectively.

   Legal Proceedings
   -----------------

   On May 20, 1996, the Company was named as a defendant in a proceeding instituted in the Circuit Court for Prince George's County, Maryland. The plaintiff alleges sexual assault by the general manager of a Silver Diner restaurant. The general manager was terminated promptly following the occurrence of the event in November 1994. The plaintiff sought recovery of $500,000 for each count. It was not clear if the counts were in the alternative or cumulative. The Company's insurance carrier was defending the claim with reservation of rights. The Company is insured up to $1,000,000 with respect to the above mentioned claims. In September 1998, the court granted summary judgment in favor of the Company as to all claims brought against them in this case. No final judgment can be entered at this time due to a Suggestion of Bankruptcy filed by the codefendant in the case, prior to the decision of the court to grant summary judgment on behalf of the Company.

   Employment Continuity Agreements
   --------------------------------

   SDDI has entered into employment continuity agreements with certain executives. The agreements are for one to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 31, 2000 is approximately $1,470,000.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999



10. Income Taxes


    At December 31, 2000, the Company has a net operating loss carryforward of approximately $8,553,000 for income tax purposes, that expires in 2008 through 2015, which may be used to reduce future income tax expense and tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.


    Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                    December 31,    January 2,
                                                        2000           2000
                                                    -----------     -----------
            Net operating loss carryforwards        $ 3,399,479     $ 2,657,259
            Book over (under) tax depreciation/          88,011         (47,282)
               Amortization
            Deferred rent                               536,501         516,567
                                                    -----------     -----------
            Deferred tax assets                     $ 4,023,991     $ 3,126,544
            Less: valuation allowance                (4,023,991)     (3,126,544)
                                                    -----------     -----------
            Net deferred tax asset                  $         -     $         -
                                                    ===========     ===========

    As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at December 31, 2000 and January 2, 2000, respectively.

11. Stock Compensation Plans


    The Company has the following stock-based compensation plans:


    1996 Employee Stock Purchase Plan
    ---------------------------------

    The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's Board of Directors and approved by shareholders in June 1997, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company implemented the plan in August 1998. During fiscal 2000 and 1999, 27,744 shares and 15,050 shares were issued under the plan.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999


11.  Stock Compensation Plans (Continued)

     1996 Stock Option Plan
     ----------------------

     The 1996 Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by the shareholders in June 1997, and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's Board of Directors and range from seven to ten years, with the ability to accelerate vesting upon the Company achieving certain performance measurements, as predetermined by the Board. The Company has reserved 1,750,000 shares of common stock for issuance under the plan. A total of 163,000, 600,400 and 1,143,500 options were granted under this plan during fiscal 2000, 1999 and 1998, respectively.

     Restaurant Operating Partner Program
     ------------------------------------

     The Restaurant Operating Partner Program, which was adopted by the Company's Board of Directors in December 1996 for implementation in fiscal year 1997, provides for the general manager (Operating Partner) and the store manager team (Store Managers) of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. To participate in the program, employees who became Operating Partners prior to January 4, 1999 were required to make an initial investment in discounted Company common stock, which may not be sold or otherwise transferred by the Operating Partner for a period of five years from the date of purchase. Should the Operating Partner's employment terminate for any reason other than death or disability, the Company has the right to repurchase the stock from the Operating Partner for the amount of his or her investment. Employees who become Operating Partners beginning January 4, 1999 and thereafter are required to purchase 8,000 shares of Company common stock at market value and can potentially receive an annual award up to $10,000 of common stock, dependent upon achievement of performance criteria as established and evaluated by the Board. The plan also provides for annual restricted common stock awards to Store Managers. However, the Company has determined that no further stock awards will be made to Store Managers subsequent to January 3, 1999.

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

     The stock awards under these plans are awarded at the discretion of the Company's Board of Directors. The Company has reserved 415,000 shares of common stock for issuance under the plan. A total of -0-,-0-, and 17,392 shares were issued under the plan during fiscal years 2000, 1999 and 1998, respectively.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999


11.  Stock Compensation Plans (Continued)

     Associate Ownership and Profit Sharing Plan--Year 2000
     ------------------------------------------------------

     The Associate Ownership and Profit Sharing Plan for the Year 2000, which was adopted by the Company's Board of Directors in December 1999 for implementation in fiscal year 2000 and amended in January 2001, provides for associates of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. All associates employed by the Company as of January 1, 2000 will be eligible to receive 100 shares of common stock. Associates still employed by the Company on January 1, 2001 will receive 100 shares of unrestricted common stock. In addition, associates shall also be eligible to receive shares of common stock from each store's profit pools based on the numbers of hours worked by each employee during fiscal year 2000, with associates working 749 hours or less receiving no profit sharing; associates working between 750 and 1,499 hours receiving a one-half portion and associates working 1,500 hours or more receiving a full profit sharing portion. The Company has reserved 100,000 shares of common stock for issuance under the plan.

     Associate Ownership and Profit Sharing Plan--Year 2001
     ------------------------------------------------------

     The Associate Ownership and Profit Sharing Plan for the year 2001, which was adopted by the Company's Board of Directors in December 2000 for implementation in fiscal year 2001, and amended in January 2001, provides for associates of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. Eligible associates shall receive shares of common stock from each store's profit pools based on the numbers of hours worked by each associate during fiscal year 2001, with associates working 749 hours or less receiving no profit sharing; associates working between 750 and 1,499 hours receiving a one-half portion and associates working 1,500 hours or more receiving a full profit sharing portion. Each associate must be employed by the Company on the last business day of fiscal year 2001 in order to participate in the profit sharing. The Company has reserved 100,000 shares of common stock for issuance under the plan.

     1996 Consultant Stock Option and Stock Purchase Plan
     ----------------------------------------------------

     The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's Board of Directors in September 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
     (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted with an exercise price at the fair market value of the common stock on the first day of each calendar quarter, and are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company records the transactions at the fair value of the options granted to the consultant, using the Black-Scholes methodology. The Company has reserved 100,000 shares of common stock for issuance under the plan. During fiscal years 2000, 1999 and 1998, no options were issued to consultants under this plan.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999


11.  Stock Compensation Plans (Continued)

     The 1996 Non-Employee Director Stock Option Plan
     -------------------------------------------------

     The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. Under the plan, as originally adopted, each non-employee director was granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. Options granted under the plan are exercisable at any time in whole or in part for a period of three years from date of grant, and vest immediately. The plan was subsequently amended in 1999 to provide that each non-employee director shall be granted an option to purchase 4,000 shares of the Company's common stock at fair market value on the date of grant. Options granted under the plan, as amended, are exercisable at any in time in whole or in part commencing one year after the date of grant, and expire ten years after the date of grant. The Company has reserved 150,000 share of common stock for issuance under the plan. A total of 20,000, 27,000 and 35,000 options were granted under this plan during fiscal 2000, 1999 and 1998, respectively.

     Second Amended and Restated 1991 Stock Option Plan
     --------------------------------------------------

     The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to by President of the Company. The plan expires in 2001, but all remaining options will remain outstanding for the balance of their terms. At December 31, 2000, there were 332,889 options outstanding and no options were available for future grants under the plan.

     Second Amended and Restated Earned Ownership Plan
     -------------------------------------------------

     The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At December 31, 2000, there were 34,271 options outstanding and no options were available for future grants under the plan.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999


11.  Stock Compensation Plans (Continued)


     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plans was $160,142, $108,627 and $37,604 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:


                                                                       Fiscal years ended
                                               --------------------------------------------------------------
                                                December 31, 2000       January 2, 2000      January 2, 1999
                                               -------------------     -----------------    -----------------
            Net loss:
            As reported                            $(4,195,564)            $  (971,879)        $(1,883,306)
            Pro forma                              $(4,388,557)            $(1,164,133)        $(1,995,021)

            Net loss per common share:
            As reported                            $     (0.36)            $     (0.08)        $     (0.16)
            Pro forma                              $     (0.38)            $     (0.10)        $     (0.17)

     Options granted during the year ended December 31, 2000 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 48.33%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted-average assumptions were used: risk free interest rate of approximately 6% and an expected life ranging from 3 to 10 years.

     Options granted during the year ended January 2, 2000 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0.0% and expected volatility of 46.48%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted-average assumptions were used: risk free interest rate of 6% and an expected life ranging from 3 to 10 years.

     Options granted during the year ended January 3, 1999 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0.0% and expected volatility of 50%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted-average assumptions were used: risk free interest rate of 5.5% and an expected life of six years.

                       Silver Diner, Inc. and Subsidiary

            December 31, 2000, January 2, 2000 and January 3, 1999


11.  Stock Compensation Plans (Continued)


     A summary of the status of the Company's stock option plans as of December 31, 2000, January 2, 2000 and January 3, 1999 and changes during the years ended on these dates is:

                                            2000                                1999                             1998
                           ----------------------------------    ----------------------------------   ----------------------------
                                                  Weighted-                             Weighted-                     Weighted-
                                                  Average                               Average                        Average
                                                  Exercise                              Exercise                      Exercise
                              Shares               Price            Shares               Price         Shares            Price
                           ------------         -------------    ------------       ---------------  ----------     -------------
Options outstanding,
 beginning of year            2,114,671           $  1.35         1,691,291             $1.51           583,327         $2.55
Granted                         183,000              0.96           627,400              1.02         1,178,500          1.09
Exercised                        (7,403)           0.0003                 -                 -            (8,461)            -
Forfeited                      (174,534)             1.31          (204,020)             1.63           (62,075)         3.45
Repurchased                                                               -                 -                 -             -
                              ---------                           ---------                           ---------
Options outstanding,
 end of year                  2,115,734           $  1.28         2,114,671             $1.35         1,691,291         $1.51
                              =========                           =========                           =========
Options exercisable at
 year end                     1,191,249                             950,607                             687,954

Weighted-average fair
 value of options granted
 during the year                                  $  0.77                               $0.67                           $0.41

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                                   Options Outstanding                                   Options Exercisable
                               ------------------------------------------------------------     ----------------------------------
                                                          Weighted-            Weighted-                               Weighted-
                                   Number                  Average              Average              Number             Average
        Range of                 Outstanding              Remaining             Exercise          Exercisable           Exercise
     Exercise Prices            at 12/31/2000         Contractual Life           Price           at 12/31/2000           Price
    -----------------          ---------------       -------------------       ------------     ----------------    --------------
     Less than $0.01                185,464              3.1 years              $0.0003              185,464            $0.0003
     $0.63 to $1.25               1,696,400              6.8 years                 1.04              771,915               1.13
     $2.25 to $3.60                  16,669              2.7 years                 2.92               16,669               2.92
     $4.05                          217,201              4.9 years                 4.05              217,201               4.05
                                 ----------                                                       ----------
     $0.0003 to $4.05             2,115,734              6.2 years              $  1.28            1,191,249            $  1.51
                                 ==========                                                       ==========

                     Silver Diner, Inc., and Subsidiaries

            December 31, 2000, January 2, 2000 and January 3, 1999

12.  Net Loss Per Common Share


     SFAS 128, "Earnings per Share," requires the disclosure of a reconciliation between the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations. For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, the Company incurred a net loss; therefore, all potential common shares are antidilutive and are not included in the calculation of the diluted net loss per common share. At December 31, 2000, January 2, 2000 and January 3, 1999, there were options to purchase 2,115,734, 2,114,671 and 1,691,291 shares, respectively, at the weighted-average price of $1.28, $1.35 and $1.51, respectively. These options are antidilutive and thus not included in the computation of diluted net loss per share for the years ended December 31, 2000, January 2, 2000 and January 3, 1999. In addition, at December 31, 2000, January 2, 2000 and January 3, 1999, there were 206,151, 80,713 and 25,919, respectively, restricted shares of common stock outstanding. These shares were issued pursuant to the Restaurant Operating Partner Program, are antidilutive and are not included in the computation of net loss per share for the years ended December 31, 2000, January 2, 2000 and January 3, 1999.

13.  Employee Benefit Plan

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended December 31, 2000 and January 2, 2000 and January 3, 1999, respectively, the Company made no contributions to the 401(k) Plan.

14. Subsequent Events

     On March 2, 2001 the Company executed a lease modification agreement in connection with the construction of the proposed Silver Diner at Pentagon Row, which among other things preserved the Company's interest in the location until September 7, 2001. On March 30, 2001, the Company exercised its option to terminate the lease agreement. As consideration, the Company paid $214,459 and was relieved of any further obligation under the lease agreement.

     On March 24, 2001, the Silver Diner at Tysons Corner, Virginia sustained property damage resulting from a fire. Management is in the process of obtaining and evaluating repair estimates. Management believes that the diner will be closed for a period of approximately 30 days and that insurance coverage is adequate to repair the damaged property and to reimburse the Company for lost sales during the period the diner is closed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE


PART III

Item 10.  Directors and Executive Officers of the Company.

         The Directors, Executive Officers and key employees of the Company are as follows:

          NAME              AGE       DIRECTOR SINCE                      POSITION
Robert T. Giaimo             50            1996                 Chairman of the Board, President, Chief
                                                                Executive Officer, and Treasurer
Catherine Britton            47            1996                 Director
Michael Collier              46            1999                 Director
Ype Von Hengst               51            1996                 Director, Vice President, Executive Chef,
                                                                and Secretary
Edward H. Kaplan             61            1996                 Director
Louis P. Neeb                62            1996                 Director
Charles M. Steiner           60            1996                 Director


     ROBERT T. GIAIMO has been the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer since March 1996. In 1987 Mr. Giaimo developed and popularized the Silver Diner concept with Ype Von Hengst after conducting a one-year national tour of diner-style restaurants. Mr. Giaimo has been the Co-Founder, Director, President, Chief Executive Officer and Treasurer of Silver Diner Development, Inc. since its inception in 1987. Mr. Giaimo was president, chief executive officer and director of Monolith Enterprises, Inc. ("Monolith") from 1971 to January 1987. From 1972 through 1976, Mr. Giaimo co-founded and operated, through Monolith, Blimpies Restaurant in Georgetown. In 1977, Mr. Giaimo co-founded and operated, through Monolith, The American Cafe restaurant, an innovative, award-winning restaurant chain which was one of the first restaurants to promote "American cuisine" and helped popularize the croissant sandwich. In 1985, Mr. Giaimo sold The American Cafe to W.R. Grace & Co. Mr. Giaimo graduated from the Business School of Georgetown University in 1974 and Harvard University's Smaller Company Management Program in 1982. He is a member of the Young President's Organization and serves as a Director and Co-chairman of Development. In 1993, Mr. Giaimo received an "Entrepreneur of the Year" award from Inc. Magazine in conjunction with Ernst & Young and Merrill Lynch. Mr. Giaimo is married to Catherine Britton. Mr. Giaimo currently serves on the board of directors of Panera Bread Co., a publicly traded company headquartered in St. Louis, Missouri, with annual sales in excess of $200 million.

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

     YPE VON HENGST has been a Director, Vice President, Executive Chef and Secretary since March 1996 and co-founder, director, vice president of culinary operations, and executive chef of Silver Diner Development, Inc. since 1987. Mr. Hengst was a director of operations of "Dominiques" restaurant in Washington, D.C. from May through September 1987. From 1984 to 1987, Mr. Hengst was corporate executive chef and director for Food Service for The American Cafe and was responsible for the central kitchen and bakeshop, menu changes, and food preparation for all seven American Cafe restaurants. From 1981 to 1984, Mr. Hengst was corporate executive chef for Restaurant Associates in New York, New York, where he supervised over fifteen diverse full-service restaurants. From 1976 to 1981, Mr. Hengst held executive chef positions in Charlotte, North Carolina, Cleveland, Ohio, Houston, Texas, and New York, New York. Prior to 1976, Mr. Hengst worked as a chef in Europe.

     EDWARD H. KAPLAN has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1987 until March 1996. He is a real estate developer and investor and has served since 1983 as a Director of Palmer National Bank, Washington, D.C. and subsequently, its successor, George Mason Bankshares until April 2, 1998, when George Mason merged into United Bankshares and now serves on the board of directors of United Bank of Virginia. Mr. Kaplan received his B.A. from the University of Pennsylvania, Wharton School in 1961. He currently is a member of the Maryland Public Television Commission and the Maryland Public Television Foundation board of directors.


     LOUIS P. NEEB has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1994 until March 1996. Mr. Neeb is currently the president of Neeb Enterprises, Inc., a corporation that provides management consulting services and chairman of the board of Mexican Restaurants, Inc. He was the president and chief executive officer of The Spaghetti Warehouse, Inc. from July 1991 until January 1994 and of Geest Food USA from 1989 until 1991. From 1982 until 1987, he served as president and chief executive officer of Creative Food N Fun, a subsidiary of W.R. Grace & Co. From 1985 until 1987, he served as president and chief executive officer of a W.R. Grace & Co. affiliate; Taco Villa, Inc. Mr. Neeb was employed by The Pillsbury Company from 1973 until 1982. From 1980 to 1982, he served as an executive vice president of The Pillsbury Company and as chairman and chief executive officer of its affiliate, Burger King Corporation. In 1973, he was director of operations at Steak & Ale Restaurants, Inc. another affiliate of The Pillsbury Company. His leadership role with Steak & Ale Restaurants, Inc. continued until 1980, after serving as vice president of operations and eventually president and chief operating officer. Currently, Mr. Neeb serves as a director of CEC Entertainment and Franchise Finance Corporation of America, Inc., both publicly traded companies. Mr. Neeb received a BBA in marketing from the University of Notre Dame in 1961 and an MBA from George Washington University in 1969.

     CHARLES M. STEINER has been a Director since March 1996. Mr. Steiner was a director of Silver Diner Development, Inc. from 1987 until March 1996. He was the chief executive officer of Branch Group, Inc., an electric distributor. In 1975, Mr. Steiner founded IMARK, an electric cooperative, and in 1991 founded EDIC, a distribution insurance company. He is a former director and officer of the National Association of Electric Distributors (NAED). He received a B.B.A. in Accounting from the University of Pittsburgh in 1963. Mr. Steiner is currently an investor.

     There is no family relationship between any of the Company's directors or officers except that Catherine Britton is the wife of Robert T. Giaimo. There are no arrangements between any director of the Company and any other person pursuant to which he was selected as a director.

NON-DIRECTOR EXECUTIVE OFFICERS

     JON ABBOTT joined the Company in April 2000 and assumed the duties and responsibilities of Vice President of Operations. Mr. Abbott has twenty years of operating experience in casual dining restaurant concepts, most recently with Damons International, Inc., where he served as Director of Operations from 1997 to 2000. Prior thereto, Mr. Abbott served as Regional Manager for Cooker Restaurant Corporation from 1985 to 1997.

     PATRICK MESKELL has been Senior Vice President, Human Resources since January 1996. Mr. Meskell was an independent consultant to institutions, specializing in the areas of risk management system design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995.

     CRAIG KENDALL has been Vice President, Finance since November 1998. From 1988 to 1998, Mr. Kendall was a senior financial officer for Team Washington, Inc., one of the nation's largest Domino Pizza franchises, which operates in the Washington, D.C. metropolitan area. Subject to the compensation continuation provisions of his Employment Agreement, Mr. Kendall's employment will terminate May 13, 2001.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely upon a review of reports and other information furnished to it by its directors, officers, greater than 10% beneficial owners of the Company, and other persons subject to the reporting requirements (collectively, the "Reporting Persons"), all reports required to be filed by such Reporting Persons under Section 16(a) of the Securities Exchange Act of 1934, as amended, were duly filed during the year ended December 31, 2000, with one exception. Mr. Kaplan did not timely file a report on Form 4 to report a purchase of shares of the Company's Common Stock made in May 2000. Mr. Kaplan has since made such filing.

Item 11.    Executive Compensation

     The following table sets forth summary information concerning compensation paid by the Company to each of the Company's executive officers whose aggregate annual cash compensation exceeded $100,000 for fiscal year 2000.


                           Summary Compensation Table

                                                  Annual Compensation                            Long-Term Compensation
                                         --------------------------------        --------------------------------------------------
                                                                                       Awards                  Payouts
                                                                                 ---------------------  ---------------------------
                                                                                         Securities
                                                             Other Annual   Restricted  Underlying           LTIP      All Other
                                            Salary    Bonus  Compensation      Stock      Options/          Payouts    Compensation
Name and Principal Position       Year       ($)       ($)        ($)        Award(s)($)   SARS(#)            ($)          ($)
- -----------------------------------------------------------------------------------------------------------------------------------
Robert T. Giaimo                  2000     268,697     0         18,000           0            0               0        57,827 (3)
Chairman of the Board,            1999     258,315     0         18,000           0            0               0        57,061 (3)
President, Chief Executive        1998     269,544     0         18,000           0         550,000 (1),(2)    0        56,358 (3)
Officer and Treasurer

Ype Von Hengst                    2000     153,029     0         26,000           0            0               0        27,535 (7)
Director, Vice President,         1999     145,173     0         26,000           0         150,000 (4)        0        27,535 (7)
Executive Chef and Secretary      1998     129,144     0          6,000           0          55,000 (5),(6)    0        27,573 (7)

Patrick Meskell                   2000     109,769     0          6,000           0            0               0            0
Senior Vice President, Human      1999     101,769  5,000         6,000           0         200,000 (8)        0            0
Resources                         1998     103,579  5,000         6,000           0          55,000 (9),(6)    0            0

Craig Kendall                     2000     129,808     0          6,000           0            0               0            0
Vice President, Finance           1999     120,192     0          6,000           0         100,000 (10)       0            0
                                  1998      17,875  10,000           0            0          55,000 (11),(6)                0

Jon Abbott                        2000     103,846     0          4,500        100,000(12)  100,000 (13)       0            0
Vice President, Operations        1999        0        0             0            0            0               0            0
                                  1998        0        0             0            0            0               0            0

_____________________

(1) Includes an option to purchase up to 400,000 Shares at $1.238 per Share through December 14, 2003, which vests, or has vested, except as provided in Note 2 below, as follows: (a) 120,000 on December 29, 1998, (b) 80,000 on December 29, 1999, (c) 80,000 on December 29, 2000, and (d) 120,000 on
     December 29, 2001. Also included is an option to purchase up to 150,000 Shares, which option Mr. Giaimo elected to cancel.

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

(6) The terms of the stock option agreement governing the option provide that the option could vest earlier if certain performance criteria were met in fiscal year 2000. However, such criteria were not met. The Board has the ability to set other performance criteria for accelerating the vesting of the option in future years.

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

(12) Mr. Abbott acquired 100,000 Shares in connection with his initial employment in March of 2000 by the Company, for an aggregate purchase price of $50,000, representing 50% of the fair market value of the Shares on March 24, 2000, i.e., 50% of $1.00 per Share. Under the terms of Mr.
                        ----
     Abbott's employment agreement, the Company has the right to buy back the shares at their purchase price within 60 days if Mr. Abbott terminates his employment with the Company during the first three years. Also, if Mr. Abbott terminates his employment prior to December 31, 2001, up to 55,000 of the Shares may be forfeited to the Company by Mr. Abbott in repayment of the outstanding balance of a $32,500 loan from the Company to Mr. Abbott, based on a valuation of the Shares at $.50 per Share.


(13) Includes an option to purchase 100,000 Shares at $1.00 per Share through March 23, 2010, which vests as follows: 30,000 Shares on December 31, 2001, 20,000 Shares on December 31, 2002, 20,000 Shares on December 31, 2003, and 30,000 Shares on December 31, 2004.


STOCK OPTIONS

No stock appreciation rights have been granted or are outstanding. No stock options were granted to the Company's executive officers during the year ended December 31, 2000, except for Mr. Jon Abbott who received an option for 100,000 Shares.

Such options, which represent 54.60% of total options granted to in the fiscal year ended December 31, 2000, were granted on March 24, 2000 and expire on March 23, 2010. They are exercisable at $1.00 per Share based on the fair market price of the Shares on their date of grant of $1.00, and have a grant date present value of $0.53 per Share.

     The following table provides information as to the outstanding options at December 31, 2000 held by the following executive officers. No stock appreciation rights are outstanding.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES



                                                 Number of Securities Underlying           Value of Unexercised
                                                   Unexercised Options/SARS at          In-the-money Options/SARs
                                                         Fiscal Year End                  at Fiscal Year End (*)
                                                ----------------------------------  ----------------------------------
                      Shares
                     Acquired
                        On           Value
   Name             Exercise (#)  Realized ($)  Exercisable (#)  Unexercisable (#)  Exercisable (#)  Unexercisable (#)
- ------------------  -----------   -----------   --------------   ----------------   --------------   ----------------
Robert T. Giaimo        0             0           280,000            120,000               0                 0
Ype Von Hengst          0             0           165,000            190,000               0               8,580
Patrick Meskell         0             0           250,016            205,000            19,521             8,580
Craig Kendall           0             0            20,000            135,000               0               8,580
Jon Abbott              0             0                 0            100,000               0                 0

(*) Represents the difference between the fair market value of the Shares subject to the options, based on the closing price of $0.781 for the Shares on December 29, 2000 (the final trading day for the fiscal year ended December 31, 2000), and the exercise prices of the options.

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

     OFFICER EMPLOYMENT AGREEMENTS. The Company entered into letter agreements on March 4, 1999, with Craig Kendall, Timothy Cusick, and Patrick Meskell. Mr. Meskell's letter agreement on March 4, 1999, supersedes his letter agreement with the Company dated December 4, 1995. In addition, the Company entered into a letter agreement dated March 24, 2000, with Jon Abbott, who joined the Company on April 10, 2000. The agreements provide for Mr. Kendall's employment as Vice President, Finance with a base salary of $125,000 per annum, which employment will terminate on May 13, 2001 subject to the compensation continuation provisions of this agreement, Mr. Cusick's employment as Area Director of Operations with a base salary of $104,000 per annum, which employment terminated September 1, 2000, Mr. Meskell's employment as Senior Vice President, Human Resources with a base salary of $104,000, and Mr. Abbott's employment as Vice President of Operations with a base salary of $150,000, with future adjustments to each employee's base salary to be determined by the Board. In addition, each employee is entitled to (i) participate in bonus and stock option plans made available to executive employees of the Company; (ii) receive a $500 per month car allowance, (iii) receive life insurance coverage in the amount of $500,000;
(iv) participate in group health and dental plans generally offered to employees of the Company; (v) receive long term disability insurance coverage in amount of approximately 60% of the employee's base salary per month, subject to a 90 day initial waiting period; (vi) receive three weeks paid vacation that does not accrue or carry over from one year to the next; and (vii) receive sick leave and other benefits, in accordance with the Company's policies for its executives. Each employee agrees to enter into confidentiality and non-competition agreements with the Company. Mr. Abbott's agreement also provides for a $32,500 loan to cover the cost of relocation, plus $5,000 to cover the cost of temporary housing in connection with relocating. The $32,500 loan is to be forgiven on December 31, 2001 if Mr. Abbott remains in the employment of the Company through such date. Under the agreement, Mr. Abbott was granted an option to purchase 100,000 shares, which vest as follows: 30% on December 31, 2001; 20% per year on December 31, 2002; 20% on December 31, 2003; and 30% on December 31, 2004. The agreement also provides for the investment by Mr. Abbott of $50,000 in the Company by acquiring shares at 50% of the market price at March 23, 2000. Mr. Abbott acquired 55,000 shares for $27,500 on March 24, 2000, and subsequently acquired an additional 45,000 shares for $22,500. Under the agreement, the Company has the right to buy back the shares at their purchase price within 60 days if Mr. Abbott terminates his employment with the Company during the first three years. Also, if Mr. Abbott terminates his employment prior to December 31, 2001, up to 55,000 of the Shares may be forfeited to the Company by Mr. Abbott in repayment of the outstanding balance of the $32,500 loan from the Company to Mr. Abbott, based on a valuation of the Shares at $.50 per Share.

     Each of the agreements is terminable at any time by either party thereto. However, if the Company terminates the agreement, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary, except for Mr. Abbott who will continue to receive his base salary through a period which will be the greater of (i) 12 months from the date his employment began, or (ii) the earlier of (x) six months from the date of termination or (y) Mr. Abbott's employment by another employer. If the employee resigns after providing at least three months prior notice, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary payable after resignation on the same schedule as the salary that was paid before resignation. If the employee resigns without providing at least three months prior notice, (i) all stock options and all stock purchase rights granted under the Stock Option Plan to the employee (a) subsequent to March 1, 1999, (b) on December 15, 1997, and (c) to Mr. Cusick and Mr. Meskell on December 29, 1997 will be terminated on the date of resignation; and (ii) the employee will sell and the Company will purchase all Shares of the Company acquired by the employee pursuant to stock options or stock purchase rights within six months prior to the date of resignation at a purchase price equal to the price paid for the Shares.

NON-EMPLOYEE DIRECTOR COMPENSATION

     During the year ended December 31, 2000, each of the Company's non-employee directors received an option to purchase 4,000 Shares on June 16, 2000 under the 1996 Non-Employee Director Stock Option Plan as in effect prior to its amendment in June 1999. Such options may be exercised at a price equal to 100% of the fair market value on the date of grant, are exercisable at any time in whole or in part for a period of three years from the date of grant, and vest immediately. On June 18, 1999, upon the amendment of the plan pursuant to the approval given by the stockholders at the annual stockholder meeting held on such date, all of the non-employee directors, including Mr. Collier, received an option to purchase 4,000 Shares. Such options may be exercised at a price equal to 100% of the fair market value on the date of grant, vest and become exercisable in whole or in part one year after the date of grant for a period of ten years from such date. Other than the option grants and the reimbursement of certain expenses, non-employee directors received no other compensation for service as directors for the year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 31, 2001, the Company had 11,634,104 Shares issued and outstanding. The following table sets forth, to the Company's knowledge as of March 31, 2001, the beneficial ownership of Shares by each person or entity beneficially owning more than 5% of the Shares, each director, each nominee, and certain executive officers, individually, and all directors and executive officers as a group.

                                                                         Amount and Nature of
            Name and Address (1) of Beneficial Owner                   Beneficial Ownership (2)          Percent(3)
            ----------------------------------------                   ------------------------          ----------
Catherine Britton...............................................            2,471,612  (4),(5)              21.23

Michael Collier.................................................               83,928  (6)                    *

Robert T. Giaimo................................................              689,565  (7)                   5.79

Ype Von Hengst..................................................              348,881  (8)                   2.96

Edward H. Kaplan................................................            1,007,000  (9),(5)               8.70

Craig Kendall...................................................               62,222  (10)                   *

Patrick Meskell.................................................              297,586  (11)                  2.50

Louis P. Neeb...................................................               34,906  (12),(5)               *

Charles M. Steiner..............................................              577,729  (13),(5)              4.96

Jon Abbott......................................................              100,000  (14)                   *
                                                                                                            -----
All directors and executive officers as a group (10 persons)....            5,679,429  (15)                 45.60

"*" means less than 1%
__________________________

(1) The address for each beneficial owner listed above is Silver Diner, Inc., 11806 Rockville Pike, Rockville, Maryland 20852.

(2) Unless otherwise stated in Notes 4 through 14 below, all references to options are to options exercisable currently and within 60 days of March 31, 2001.

(3) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of Shares outstanding (11,634,104), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The denominator used to calculate the percentage of beneficial ownership of all directors and executive officers as a group is the sum of the total number of Shares outstanding (11,634,104) and all outstanding options held by directors and executive officers that are exercisable within 60 days.

(4) Includes: (a) 2,443,609 directly owned Shares; (b) options to purchase 8,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 below; and (c) 20,003 Shares assigned to Ms. Britton by Robert T. Giaimo which are subject to an option held by Mr. Clinton A. Clark at an exercise price of $3.60 per Share through April 5, 2004. Does not include 689,565 Shares beneficially owned by Mr. Giaimo, Ms. Britton's spouse. Ms. Britton disclaims beneficial ownership of the Shares beneficially owned by Mr. Giaimo.

(5) Each non-employee director other than Mr. Collier (five persons, excluding Mr. Collier) holds options for 8,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the following prices:
     (a) 1,000 at $1.125 per Share; (b) 1,000 at $0.969 per Share; (c) 1,000 at
     $0.8125 per Share; (d) 1,000 at $0.938 per Share; and (e) 4,000 at $1.00
     per Share.

(6) Includes: (a) 52,857 directly owned Shares; (b) options to purchase 26,071 Shares granted under the 1991 Stock Option Plan at an exercise price of $.003 per Share; and (c) options to purchase 5,000 Shares granted under the Non-Employee Director Stock Option Plan, 1,000 of which have an exercise price of $0.938 per Share and 4,000 of which have an exercise price of $1.00 per Share.

(7) Includes: (a) 409,565 directly owned Shares; and (b) options to purchase 280,000 Shares granted under the Stock Option Plan at an exercise price of $1.238 per Share. The 689,565 Shares beneficially owned by Mr. Giaimo do not include any Shares beneficially owned by Catherine Britton, Mr. Giaimo's spouse. Mr. Giaimo disclaims beneficial ownership of Shares beneficially owned by Catherine Britton.

(8) Includes: (a) 183,881 directly owned Shares; (b) options to purchase 105,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share; and (c) options to purchase 60,000 Shares under the Stock Option Plan at an exercise price of $1.00 per Share.

(9) Includes: (a) 1,000,000 directly owned Shares; (b) options to purchase 8,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above; and (c) options to purchase 5,000 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share.

(10) Includes: (a) 22,222 directly owned Shares; and (b) options to purchase 40,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share.

(11) Includes: (a) 47,570 directly owned Shares; (b) options to purchase 25,004 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share; (c) options to purchase 75,012 Shares granted under the 1991 Stock Option Plan at an exercise price of $4.05 per Share; (d) options to purchase 70,000 Shares granted under the Stock Option Plan at an exercise price of $1.125 per Share; and (e) options to purchase 80,000 Shares granted under the Stock Option Plan at an exercise price of $1.00 per Share.

(12) Includes: (a) 14,334 Shares held of record by Neeb Enterprises, Inc., a corporation wholly-owned by Mr. Neeb and of which Mr. Neeb is President and a Director; (b) options to purchase 12,572 Shares granted under the 1991 Stock Option Plan at the exercise price of $.003 per Share; and (c) options to purchase 8,000 Shares granted under the 1996 Non-Employee Director Stock Option Plan, exercisable at the prices set forth in
     Note 5 above.

(13) Includes: (a) 564,729 Shares held of record by the Steiner Family Partnership (Mr. Steiner owns a 25% interest in and is the managing partner of The Steiner Family Partnership and, therefore, may be deemed to beneficially own all Shares held of record by such partnership. Except to the extent of his 25% ownership interest in The Steiner Family Partnership, Mr. Steiner disclaims beneficial ownership of such Shares); (b) options to purchase 5,000 Shares under the 1991 Stock Option Plan at the exercise price of $4.05 per Share; and (c) options to purchase 8,000 Shares under the 1996 Non- Employee Director Stock Option Plan, exercisable at the prices set forth in Note 5 above.

(14) Includes 100,000 directly owned Shares.

(15) The total Shares beneficially owned by all directors and executive officers as a group was calculated by taking the sum of all Shares beneficially-owned by each director and executive officer, as reflected in the table.

Item 13. Certain Relationships and Related Transactions.

     SILVER DINER POTOMAC MILLS, INC. Pursuant to lease agreements dated October 14, 1991 and May 27, 1992, the Company leases the Silver Diner restaurant in Potomac Mills, Virginia (the "Potomac Mills Restaurant") from Silver Diner Potomac Mills, Inc. ("SDPMI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company. The leases require the payment of an annual base rent, with annual adjustments based on the Consumer Price Index, and the payment of percentage rent based on gross receipts. The leases expire in late 2011. For the years ending December 31, 2000, January 3, 1999 and December 28, 1997, occupancy costs were $355,000, $350,000 and $389,000, respectively, in rent and related pass through costs associated with the leases.

     ROBERT GIAIMO DEVELOPMENT, INC. On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc. ("RGDI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company, an undivided 70% interest in the parcel of land used as a parking lot for the Potomac Mills Restaurant. The total purchase price of the land was $408,000, of which $267,000 was borrowed from a bank, secured by the land, bearing interest at the prime rate (9.5% at December 31, 2000), and due to mature in June 2003.

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

     LOAN TO YPE VON HENGST. In connection with his entering into an employment agreement with the Company on November 9, 1998, Ype Von Hengst, a Director and officer of the Company, received a $100,000 loan from the Company, secured by his 182,881 Shares in the Company and bearing interest at 5.25% annually. The loan and accrued interest is to be repaid annually by applying an annual bonus received by Mr. Von Hengst beginning December 31, 1999. The amount outstanding as of December 31, 2000 was $60,000.

     MICHAEL COLLIER AND UNIWEST GROUP, INC. AND AFFILIATES The Company has from time to time entered into contracts with Michael Collier, a Director, and with Uniwest Group, Inc., a construction corporation and certain of its affiliates, a company of which Michael Collier is the President and a stockholder, as follows: the Company paid Michael Collier approximately $5,400 for real estate consulting services provided to the Company during fiscal year 2000; the Company paid Uniwest Management Inc., a company which manages the real estate operations, approximately $189,500, as rent on the Merrifield lease; and the Company paid Uniwest

Construction, Inc. approximately $1,050,000 for the construction of the Virginia Beach, Virginia and Gaithersburg, Maryland locations and for miscellaneous construction and renovation to the existing diners.

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

     In January 2000, as an agent for Interface Properties, Inc., the landlord, the Company entered into a construction contract with Uniwest Construction, Inc. for the construction of the Virginia Beach, VA Silver Diner. The contract was a fixed fee contract in the amount of $800,000. Pursuant to the lease agreement, the landlord is liable for all payments and terms under the construction contract agreement.

     In February 2000, the Company entered into a construction contract with Uniwest Construction, Inc. for the construction of the Lakeforest Mall Silver Diner. The contract was a fixed fee contract in the amount of $735,000. Uniwest Construction, Inc. acted as the general contractor and was paid a fee for coordinating and supervising the development of both facilities. All work and materials were provided by subcontractors whose prices are subject to bid.

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                                       Page
Reports of Independent Auditors.....................................................................    18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
December 31, 2000 and January 2, 2000...............................................................    20

Consolidated Statements of Operations for the
Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999...........................    21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999...........................    22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999...........................    23

Notes to Consolidated Financial Statements..........................................................    25

2. Schedules

All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits


Exhibit Number  Description of Document
- --------------  -----------------------

3.              Articles of incorporation and bylaws

3.1.1 Company's Certificate of Incorporation as amended by Certificates of Amendment incorporated by reference to Exhibit
                3.01 of the Company's Form 8-K dated March 27, 1996.

3.2 Company's Bylaws incorporated by reference to Exhibit 3.3 of the Company's Form S-4 (File No. 33-8844).

9.0 Form of Voting and Lockup Agreement with respect to Stock Option Agreements incorporated by reference to Exhibit 9.01 of the Company's Form 8-K dated March 27, 1996.

9.1             Form of SDDI Voting and Lockup Agreement among SDDI, Robert T.
                Giaimo and certain shareholders of SDDI, together with Schedule of executed Voting and Lockup Agreements incorporated by reference to Exhibit 9.04 of the Company's Form 8-K dated March 27, 1996.

9.2 FTAC Voting and Lockup Agreement dated as of September 15, 1995 by and among the Company and George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino and Charles A. Cocotas incorporated by reference to Exhibit 9.05 of the Company's Form 8-K dated March 27, 1996.

9.3 Assumption of SDDI Voting and Lockup Agreement, SDDI Affiliate Lockup Agreement and Stockholder Lockup Agreement dated March 27, 1996, pursuant to Section 5.14(c) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to Exhibit 9.06 of the Company's Form 8-K dated March 27, 1996.

10.             Material Contracts

                Material Contracts -- Real Property

                Rockville, Maryland

10.1 Lease Agreement between Federal Realty Investment Trust (Landlord) and SDLP (Tenant) dated July 13, 1988 as amended by Lease Modification dated August 17, 1988, Second Lease Modification dated February 3, 1989, Third Amendment to Lease dated January 20, 1993, and Fourth Lease Modification Agreement dated October 17, 1994 incorporated by reference to Exhibit
                10.01 of the Company's Form 8-K dated March 27, 1996. Laurel, Maryland.

10.2 Lease between CG Beltsville Limited Partnership (Landlord) and SDLP (Tenant) dated January 26, 1990, as amended by Letter Agreement dated October 28, 1995 incorporated by reference to
                Exhibit 10.02 of the Company's Form 8-K dated March 27, 1996.

                Dale City, Virginia (Potomac Mills)

10.3 Lease between RGDI (Landlord) and SDPMI (Tenant), dated June 10, 1991, as amended by First Amendment to Lease, dated October 14, 1991, as amended by Second Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit 10.03 of the Company's Form 8-K dated March 27, 1996.

                Parking Lot (parcel 11-B-1A), Dale City, Virginia (located adjacent to Silver Diner Restaurant at Potomac Mills)

10.4 Lease between Robert Giaimo Development, Inc. ("RGDI") (Landlord) and SDPMI (Tenant) dated May 27, 1992, as amended by Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit
               10.04 of the Company's Form 8-K dated March 27, 1996.

               Towson, Maryland

10.5 Lease Agreement between Towson Town Center Associates (Landlord) and the Company (Tenant) effective January 30, 1992 incorporated by reference to Exhibit 10.05 of the Company's Form 8-K dated March 27, 1996.

               Fair Lakes, Virginia (Fair Oaks)

10.6 Ground Lease Agreement between F.L. Promenade L.P. (Landlord) and the Company (Tenant) dated July 12, 1994, as amended by First Amendment to Ground Lease Agreement dated February 15, 1995, and Second Amendment to Ground Lease Agreement dated April 4, 1995 incorporated by reference to Exhibit 10.06 of the Company's Form 8-K dated March 27, 1996.


               Tysons Corner, Virginia

10.7 Ground Lease between Lehndorff Tysons Joint Venture (Landlord) and the Company (Tenant) dated December 29, 1994), as amended by First Amendment to Lease dated May 14, 1995 incorporated by reference to Exhibit 10.07 of the Company's Form 8-K dated March 27, 1996.

               Springfield, Virginia

10.8 Springfield Mall Lease between Franconia Associates (Landlord) and the Company (Tenant) effective May 1, 1996 incorporated by reference to Exhibit 10.08 of the Company's Form 8-K dated March 27, 1996.

               Merrifield, Virginia

10.9 Agreement of Lease dated September 14, 1995 by and between 2909 Gallows LC (Landlord) and the Company (Tenant) incorporated by reference to Exhibit 10.09 of the Company's Form 8-K dated March 27, 1996.

               Reston, Virginia

10.10 Purchase and Sale Agreement dated December 29, 1995 by and between Reston Land Corporation (Seller) and the Company (Buyer) incorporated by reference to Exhibit 10.10 of the Company's Form 8-K dated March 27, 1996.

               Clarendon, Virginia

10.11 Lease dated February 12, 1996 between Wilson Limited Partnership (Landlord) and the Company (Tenant) incorporated by reference to
               Exhibit 10.11 of the Company's Form 8-K dated March 27, 1996.

               Kendall, Florida

10.12 Purchase Agreement dated October 4, 1996 by and between Documentation Corp. And Bersin Development Corp. (Sellers) and the Company (Buyer). Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

               Cherry Hill, New Jersey

10.13 Lease Agreement dated September 30, 1996 by and between Cherry Hill Associates L.P. (Landlord) and the Company (Tenant). Exhibit
               10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

               Gaithersburg, Maryland

10.13.1 Composite of Lease dated November 2, 1999 by and between Lake Forest Associates LLC (Landlord) and Silver Diner Development, Inc. (Tenant), is incorporated by reference to Exhibit 10.13.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

               Virginia Beach, Virginia

10.13.2 Form of Lease dated August 11, 1999 between Interface Properties, Inc. (Landlord) and Silver Diner Development, Inc. (Tenant), is incorporated by reference to Exhibit 10.13.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

               Pentagon City, Virginia


10.13.3 Form of Deed of Lease dated September 22, 2000 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant (the "Deed of Lease"). *

10.13.4 Form of Letter Agreement dated January 29, 2001 between Street Retail, Inc. and Silver Diner Development Inc. amending the Deed of Lease. *

10.13.5 Form of Lease Modification Agreement dated March 2, 2001 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant. *

10.13.6 Form of Lease Termination Letter Agreement dated March 30, 2001 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant. *

Material Contracts--Stock Plans

10.14 SDDI Second Amended and Restated 1991 Stock Option Plan, together with forms of incentive stock option agreement and non- qualified stock option agreement incorporated by reference to Exhibit 10.14 of the Company's Form 8-K dated March 27, 1996.

10.15 SDDI Second Amended and Restated Earned Ownership Plan, together with form of non-qualified stock option agreement incorporated by reference to Exhibit 10.15 of the Company's Form 8-K dated March 27, 1996.

10.16 Silver Diner, Inc. 1996 Non-employee Director Stock Option Plan together with form of stock option agreement incorporated by reference to Exhibit 4(a) of the Company's Form S-8 filed December 20, 1996.

10.17 Silver Diner, Inc. 1996 Consultant Stock Option and Stock Purchase Plan together with form of stock option agreement, form of stock purchase agreement, form of election to purchase common stock and form of election to purchase options, incorporated by reference to Exhibit 4(b) of the Company's Form S-8 filed December 20, 1996.

10.18          Certificate and Agreement of Participation, Silver Diner, Inc.
               Restaurant Operating Partner Program and Addenda incorporated by reference to Exhibit 4 of the Company's Form S-8 filed

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

10.20.8 1996 Non-Employee Director Stock Option Plan, as amended March 4, 1998, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.20.9 1996 Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.20.9 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.20.10 1996 Non-Employee Director Stock Option Plan (as amended March 4, 1998 and March 18,

          1999) is incorporated by reference to Exhibit 10.20.10 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.20.11 Form of Performance Criteria (for January 2, 1999-December 31, 1999), as amended by the Compensation Committee on December 8, 1999, for options granted December 15,1998 to each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst, is incorporated by reference to Exhibit 10.20.11 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.20.12 Form of Performance Criteria (for January 1, 2000-December 31, 2000), as adopted by the Compensation Committee on December 8, 1999, for options granted December 15,1998 to each of: Craig Kendall; Patrick Meskell; Timothy Cusick; and Ype Von Hengst, is incorporated by reference to Exhibit 10.20.12 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

Material Contracts--Agreements with Executive Officers/Directors

10.22 Letter Agreement dated December 4, 1996 between the Company and Patrick Meskell regarding terms of employment, as amended by Letter Agreement dated March 26, 1996 incorporated by reference to Exhibit
          10.19 of the Company's Form 8-K dated March 27, 1996.

10.22.1 Letter Agreement dated March 4, 1999 between the Company and Patrick Meskell, is incorporated by reference to Exhibit 10.22.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.23 Founder's Employment Agreement dated August 28, 1995 by and between the Company and Robert T. Giaimo incorporated by reference to Exhibit
          10.20 of the Company's Form 8-K dated March 27, 1996.

10.24 Assumption of Founder's Employment Agreement dated March 27, 1996 pursuant to Section 5.14(b) of merger agreement by and among FTAC, FTAC Transition Corporation and SDDI, incorporated by reference to
          Exhibit 10.21 of the Company's Form 8-K dated March 27, 1996.

10.25 Indemnity Agreement dated August 29, 1995 by and between Robert T. Giaimo, as indemnitee, and the Company incorporated by reference to
          Exhibit 10.22 of the Company's Form 8-K dated March 27, 1996.

10.25.1 Letter Agreement dated March 4, 1999 between the Company and Craig Kendall, is incorporated by reference to Exhibit 10.25.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.25.2 Letter Agreement dated March 4, 1999 between the Company and Timothy Cusick, is incorporated by reference to Exhibit 10.25.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.25.3 Employment Agreement dated November 9, 1998, between Silver Diner, Inc. and Ype Von Hengst, including Promissory Note in principal amount of $100,000, incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.25.4 Letter Agreement dated November 9, 1998 between Robert T. Giaimo and Silver Diner, Inc. Re: Founder's Employment Agreement, incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

10.25.5 Form of Letter Agreement dated March 17, 2000 between Silver Diner, Inc. and Jon Abbott in connection with the employment of Jon Abbott. *

10.25.6 Form of Stock Purchase Agreement dated March 2000 between Silver Diner, Inc. and Jon Abbott. *

10.25.7 Form of Stock Option Plan Agreement dated March 24, 2000 between Silver Diner, Inc. and Jon Abbott in connection with the grant of option for 100,000 shares. *

10.2 5.8 Form of Promissory Note dated March 2000 in the amount of $32,500, from Jon Abbott in favor of the Company. *

Material Contracts--Miscellaneous

10.26 Option to Purchase dated January 26, 1990 between CG Beltsville Limited Partnership (Optionor), and SDLP (Optionee) regarding land parcel on which the Silver Diner Restaurant in Laurel, Maryland, is incorporated by reference to Exhibit 10.36 of the Company's Form 8-K dated March 27, 1996.

10.27 Amendment No. 1 to the Stock Escrow Agreement dated as of March 26, 1996 among the Company, George A. Naddaff, Douglas M. Suliman, Jr., Ralph J. Guarino, Charles A. Cocotas and Continental Stock Transfer & Trust Company, together with letter dated March 27, 1996 from the Company to Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 10.37 of the Company's Form 8-K dated March 27, 1996.

10.28 Affiliate Warrant Exchange and Custodial Agreement dated September 15, 1996, by and among George A. Naddaff, Douglas M. Suliman, Jr. and Charles A. Cocotas, as Warrant Holders, SDDI and Douglas M. Suliman, Jr., as Custodian incorporated by reference to Exhibit 10.38 of the Company's Form 8-K dated March 27, 1996.

10.29 Escrow Agreement dated as of February 1, 1996 by and between GKN Securities Corp., certain affiliates thereof, the SDDI and Arent Fox, as Escrow Agent incorporated by reference to Exhibit 10.39 of the Company's Form 8-K dated March 27, 1996ing 10.30 Option Agreement dated March 27, 1996 by and between RGDI and SDDI granting option to SDDI for the purchase of Potomac Mills real estate parcels incorporated by reference to Exhibit 10.34 of the Company's Form 8-K dated March 27, 1996.

10.31 Agreement dated February 29, 2000 between Silver Diner Development, Inc. (Owner) and Uniwest Construction, Inc. (Contractor) for Silver Diner at Lakeforest Mall (Project), is incorporated by reference to
          Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.32 Letter Agreement dated January 7, 2000 between Uniwest and Silver Diner Development, Inc. regarding Silver Diner at Columbus Square East, Virginia Beach, Virginia, together with Agreement dated December 1, 1999 between the parties, is incorporated by reference to Exhibit
          10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

10.33 Form of Amended and Restated Loan Agreement dated May 10, 2000, between Branch Banking and Trust Company, Silver Diner, Inc. for itself and on behalf of its affiliates Silver Diner Development, Inc., Silver Diner Potomac Mills, Inc. and Silver Diner Limited Partnership.
          *

10.33.1 Form of Promissory Note (Year 2000) dated May 10, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $3,000,000. *

10.33.2 Form of Allonge to Promissory Note (Year 2000) effective as of January 19, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company. *

10.33.3 Form of Promissory Note (Year 2001) dated January 19, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $1,200,000. *

10.34 Form of Memorandum of Agreement between Silver Diner Development, Inc. and Three J.B. Inc. dated March 9,2001, as amended by Addendums thereto dated March 9,2001 and March 9, 2001. *

21. Subsidiaries of the Company. (a) Silver Diner Development, Inc., a Virginia Corporation.

22.       Accountants Consent

23.1      Consent of Reznick Fedder & Silverman P.C.

(b)       Reports on Form 8-K

          Report on Form 8-K for the registration of 100,000 Shares under the Company's Associate Ownership and Profit Sharing Plan (File No. 333-96399).

*Filed herewith. All other exhibits have been previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Silver Diner, Inc.

                                                 By:/s/ Robert T. Giaimo
                                                 -----------------------
                                                 Robert T. Giaimo
                                                 President and Chief Executive
                                                 Officer
                                                 April 2, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                              Date
/s/ Robert T. Giaimo          President, Chief Executive         April 2, 2001
- --------------------
Robert T. Giaimo              Officer and Director

/s/ Craig Kendall             Vice President, Finance            April 2, 2001
- -----------------
Craig Kendall

/s/ Catherine Britton         Director                           April 2, 2001
- ---------------------
Catherine Britton

/s/ Ype Hengst                Director                           April 2, 2001
- --------------
Ype Hengst

/s/ Edward H. Kaplan          Director                           April 2, 2001
- --------------------
Edward H. Kaplan

/s/ Michael Collier           Director                           April 2, 2001
- -------------------
Michael Collier

/s/ Louis P. Neeb             Director                           April 2, 2001
- -----------------
Louis P. Neeb

/s/ Charles Steiner           Director                           April 2, 2001
- -------------------
Charles Steiner

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-18509, No. 333-21841, No. 333-27325, No. 333-59533, No. 333-59535, No. 333-84401
and No. 333-96399 of Silver Diner, Inc. on Forms S-8 of our report dated February 24, 2001, except for note 14 which is dated March 30, 2001, appearing in this Annual Report on Form 10-K of Silver Diner, Inc. for the year ended December 31, 2000.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
April 2, 2001