Form 10-Q
period 2001-04-22
SILVER DINER INC /DE/
filed 2001-06-06
CIK 923134

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 22, 200l
                          Commission File No. 0-24982

                              SILVER DINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                                 04-3234411
--------------------------------------------------           -------------------------------------------
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

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

       Common Stock, $.00074 par value, outstanding as of June 5, 2001:
                               11,719,637 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                     INDEX

Part I.    Financial Information
           Item 1.         Financial Statements:
                           Consolidated Balance Sheets as of April 22, 2001 (unaudited)
                           and December 31, 2000                                                      3

                           Consolidated Statements of Operations for the Sixteen
                           weeks ended April 22, 200l (unaudited) and April 23,
                           2000 (unaudited)                                                           4

                           Consolidated Statements of Cash Flows for the Sixteen
                           weeks ended April 22, 2001 (unaudited) and April 23,
                           2000 (unaudited)                                                           5

                           Note to Consolidated Financial Statements (unaudited)                      6

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        6

Part II.   Other Information

           Item 1.         Legal Proceedings                                                         11

           Item 2.         Changes in Securities and Use of Proceeds                                 11

           Item 4.         Submission of Matters to a Vote of Security Holders                       11

           Item 5.         Other Information                                                         11

           Item 6.         Exhibits and Reports on Form 8-K                                          11

                           Signature                                                                 12

Item 1. Financial Statements

                      SILVER DINER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                             April 22,        December 31,
                                                               2001               2000
                                                           -------------      -------------
ASSETS

Current assets:
   Cash and cash equivalents                               $   1,640,608      $     545,231
   Accounts receivable - landlords                                50,000            559,311
   Inventory                                                     151,991            178,332
   Incentive rebates                                              48,403             70,664
   Prepaid expenses and other current assets                     161,922            156,145
                                                           -------------      -------------
          Total current assets                                 2,052,924          1,509,683

Property, equipment and improvements, net                     13,970,025         14,219,713

Due from related parties                                          98,608            102,442
Goodwill, net                                                  1,873,326          1,930,093
Deposits and other                                               396,474            444,451
                                                           -------------      -------------

          Total assets                                     $  18,391,357      $  18,206,382
                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                   $   2,155,364      $   2,385,034
   Note payable                                                   17,800             17,800
                                                           -------------      -------------
                                                               2,173,164          2,402,834

Long term liabilities:
   Deferred rent                                               1,289,678          1,349,803
   Long term note payable                                      2,435,850          1,241,783
                                                           -------------      -------------
          Total liabilities                                    5,898,692          4,994,420
                                                           -------------      -------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued                                             -
   Common stock, $.00074 par value, 20,000,000 shares
   authorized, 11,634,104 and 11,627,836 shares issued             8,594              8,589
   Additional paid-in capital                                 30,882,163         30,821,940
   Unearned compensation                                        (172,866)          (122,480)
   Treasury stock (138,702 and 183,702 shares of common
     stock at cost)                                              (72,913)          (121,820)

   Accumulated deficit                                       (18,152,313)       (17,374,267)
                                                           -------------      -------------
          Total stockholders' equity                          12,492,665         13,211,962
                                                           -------------      -------------

          Total liabilities and stockholders' equity       $  18,391,357      $  18,206,382
                                                           =============      =============

   The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                               Sixteen Weeks Ended
                                                                        ---------------------------------
                                                                             April 22,       April 23,
                                                                               2001             2000
                                                                        ----------------  ---------------
Net sales                                                                $  9,377,756       $ 8,840,179

Restaurant costs and expenses
   Cost of sales                                                            2,535,612         2,325,994
   Labor                                                                    3,297,341         3,083,615
   Operating                                                                1,538,352         1,712,641
   Occupancy                                                                1,031,746           888,500
   Depreciation and amortization                                              398,475           363,195
   Preopening                                                                       -            25,663
                                                                        -------------     -------------

     Total restaurant costs and expenses                                    8,801,526         8,399,608
                                                                        -------------     -------------

     Restaurant operating income                                              576,230           440,571

General and administrative expenses                                           948,778         1,099,840
Depreciation and amortization                                                 105,072           110,968
Write-off of abandoned site costs                                             260,578
                                                                        -------------     -------------

   Operating loss                                                            (738,198)         (770,237)

Interest expense                                                               62,712             7,061
Investment income, net                                                        (22,864)          (28,336)
                                                                        -------------     -------------

   NET LOSS                                                              $   (778,046)      $  (748,962)
                                                                        =============     =============

Basic and diluted net loss per common share                              $      (0.07)      $     (0.06)
                                                                        =============     =============

Weighted average common shares outstanding                                 11,633,600        11,592,691
                                                                        =============     =============

  The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Sixteen Weeks Ended
                                                                                April 22,        April 23,
                                                                                  2001             2000
                                                                              -------------    -------------
Cash flows from operating activities
Net loss                                                                      $  (778,046)     $  (748,962)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
   Depreciation and amortization                                                  503,547          474,161
   Compensation expense - stock options and deferred compensation                  32,093           39,843
   Changes in operating assets and liabilities
          Accounts receivable - landlords                                         509,311            -
          Inventory                                                                26,341          (12,624)
          Prepaid rent                                                              -              158,447
          Incentive rebates                                                        22,261           87,299
          Prepaid expenses and current assets                                      (5,777)        (135,782)
          Deposits and other                                                       45,450          (59,154)
          Accounts payable and accrued expenses                                  (229,669)         489,393
          Deferred rent liability                                                 (60,125)         (38,426)
          Advances to officer and employees                                         3,834           16,002
                                                                              -------------    -------------
Net cash provided by operating activities                                          69,220          270,197
                                                                              -------------    -------------

Cash flows from investing activities
Purchases of property and equipment                                              (194,565)        (385,038)
Maturities of marketable securities available for sale                             -               813,452
                                                                              -------------    -------------
Net cash provided by investing activities                                        (194,565)         428,414
                                                                              -------------    -------------

Cash flows from financing activities
Proceeds from issuance of common stock                                              4,155            -
Proceeds from issuance of treasury stock                                           22,500            -
Purchase of treasury stock                                                         -               (60,344)
Proceeds from long-term debt                                                    1,194,067            -
                                                                              -------------    -------------
Net cash used in financing activities                                           1,220,722          (60,344)
                                                                              -------------    -------------
Net increase in cash and cash equivalents                                       1,095,377          638,267

Cash and cash equivalents at  beginning of the period                             545,231        1,122,755
                                                                              -------------    -------------
Cash and cash equivalents at end of the period                                $ 1,640,608      $ 1,761,022
                                                                              =============    =============
Supplemental disclosure of cash flow information:
          Interest paid                                                       $    60,424      $     7,061
                                                                              =============    =============

  The accompanying notes are an integral part of these financial statements.

                       SILVER DINER, INC. AND SUBSIDIARY
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIXTEEN WEEKS ENDED APRIL 22, 200l AND APRIL 23, 2000
                                  (UNAUDITED)

Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen-week period ended April 22, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

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

GENERAL

The Company currently operates eleven Silver Diner restaurants in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high quality, reasonably priced meal and is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to address this need.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                                                           Sixteen Weeks Ended
                                                                               ----------------------------------------
                                                                                  April 22,                  April 23,
                                                                                    2001                        2000
                                                                                -----------                 -----------
Net sales                                                                             100.0%                      100.0%

Restaurant costs and expenses:
     Cost of sales                                                                     27.0%                       26.3%
     Labor                                                                             35.2%                       34.9%
     Operating                                                                         16.4%                       19.4%
                                                                                -----------                 -----------
        Restaurant operating margin                                                    21.4%                       19.4%

     Occupancy                                                                         11.0%                       10.1%
     Depreciation and amortization                                                      4.2%                        4.1%
     Preopening                                                                                                     0.3%
                                                                                -----------                 -----------
        Restaurant operating income                                                     6.2%                        4.9%

General and administrative expenses                                                    10.1%                       12.4%
Depreciation and amortization                                                           1.1%                        1.3%
Write-off of abandon site costs                                                         2.8%
                                                                                -----------                 -----------
        Operating loss                                                                 (7.8%)                      (8.8%)

Interest expense                                                                        0.7%                        0.1%
Investment income                                                                      (0.2%)                      (0.3%)
                                                                                -----------                 -----------
     Net Loss                                                                          (8.3%)                      (8.6%)
                                                                                ===========                 ===========

Net sales for the 16 weeks ended April 22, 2001 ("First Quarter 2001") increased $537,577, or 6.1%, to $9,377,756, compared to $8,840,179 for the 16 weeks ended
April 23, 2000 ("First Quarter 2000"). The increase resulted primarily from new stores sales ($1,230,750), offset by lost sales due to a fire temporarily closing the Tysons Corner, Virginia store (approximately $225,000). Same store sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) in First Quarter 2001 decreased 7.8% compared to the First Quarter 2000. Contributing to the decrease in First Quarter net sales was a 12.7% decrease in guests and an approximate $45,000 decline in take-out sales offset by a 5.7% increase in average guest checks.

Cost of sales (primarily food and beverage costs) increased $209,618, or 9.0%, to $2,535,612 in First Quarter 2001 from $2,325,994 in First Quarter 2000. Cost of sales as a percentage of net sales increased to 27.0% in First Quarter 2001, compared to 26.3% in First Quarter 2000. The increase of 0.7% was attributable to higher food costs.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased by $213,726, or 6.9%, to $3,297,341 in First Quarter 2001 from $3,083,615 in First Quarter 2000. Labor as a percentage of net sales increased to 35.2% in First Quarter 2001 from 34.9% in First Quarter 2000. The increased labor costs were due to the additional new stores. Labor costs for same stores declined by approximately $245,000 or 0.1%.

Operating expenses, which consist of all restaurant operating costs, other than labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased by $174,289, or 10.2%, to $1,538,352 in the First Quarter 2001 from $1,712,641 in the First Quarter 2000. Operating expenses decreased to 16.4% in First Quarter 2001 from 19.4% in First Quarter 2000. The decrease in operating expenses was largely due to lower advertising expenses ($242,207) in First Quarter 2001 compared to First Quarter 2000. Additionally, same store expenses decreased by approximately $123,000 and were offset by new store expenses ($190,789).

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $143,246, or 16.1%, to $1,031,746 in First Quarter 2001 from $888,500 in the First Quarter 2000. Occupancy as a percentage of net sales increased to 11.0% in First Quarter 2001 from 10.1% in First Quarter 2000.

Restaurant depreciation and amortization increased $35,280 to $398,475 in First Quarter 2001 compared to $363,195 in First Quarter 2000. Depreciation and amortization expenses for same stores decreased by approximately $28,000 as a result of a Fourth Quarter 2000 charge relating to the carrying value of the assets of two restaurants. Additionally, the new stores incurred depreciation and amortization expense of approximately $64,000.

Preopening expenses were $0 in First Quarter 2001 compared to $25,663 in First Quarter 2000.

Abandoned site cost were $260,578 in First Quarter 2001, consisting of lease termination and related costs, of the Pentagon Row Shopping Center location and none in First Quarter 2000.

General and administrative expenses which includes the cost of corporate administrative personnel and functions, multi-unit management as well as restaurant management recruitment and initial training, decreased by $151,062 to $948,778 in First Quarter 2001 from $1,099,840 in First Quarter 2000. General and administrative expenses decreased to 10.1% in First Quarter 2001 from 12.4% in First Quarter 2000. This decrease was attributable to a reduction in the recruiting, placement and training of restaurant management staff as well as the 2000 costs relating to the hiring of a vice president of operations.

Investment income of $22,864 decreased by $5,472 in the First Quarter 2001, compared to $28,336 in First Quarter 2000. The decrease is a result of lower levels of invested cash combined with lower yields. Interest expense increased by $55,651 to $62,712 in First Quarter 2001 from $7,061 in First Quarter 2000. The increase in interest expense is due to the Company's utilization of credit facilities.

Corporate depreciation and amortization decreased by $5,896 to $105,072 in First Quarter 2001 compared to $110,968 in First Quarter 2000. Depreciation and amortization includes goodwill amortization of approximately $57,000 in both First Quarter 2001 and 2000.

Net loss for First Quarter 2001 increased $29,084 to $778,046 ($0.07 per share on a basic and diluted basis) in First Quarter 2001 compared to a net loss of $748,962 ($0.06 per share on a basic and diluted basis) in First Quarter 2000. Management expects that the Company will continue incurring quarterly losses until revenue and operating efficiencies are sufficient to absorb the general and administrative costs associated with developing and running the Company.

Liquidity and Capital Resources

The Silver Diner's operations are subject to significant external factors beyond its control. Any one, or more, could materially impact the actual results of the Silver Diner's operations. Those factors include, but are not limited to:
(I) changes in general economic conditions, (II) changes in consumer spending
(III) changes in the availability and cost of raw materials, (IV) changes in the availability of capital resources, (V) changes in interest rates, (VI) changes in the competitive environment and (VII) changes in Federal or State laws.

At April 22, 2001, the Company's cash and cash equivalents was $1,640,608. Cash and cash equivalents increased $1,095,377 during First Quarter 2001, due primarily to additional borrowings under the Company's credit facilities. Additionally, The Company had a working capital deficit of $120,240, The Company's long-term debt was $3,725,528 and stockholders' equity was $12,492,665.

Currently, the typical cost of a new Silver Diner including, building, equipment (including small wares) and site development is $1.3 to $1.5 million compared to an average cost of $1.8 million for the last five units built prior to 1999. The new stores opened in 2000 were built within the budget. Land is generally leased. When land is purchased, management may pursue a sale-leaseback or debt financing arrangement following the restaurant's opening. However, no new unit openings are currently planned.

The Company, as previously announced, signed a lease on September 22, 2000, subject to certain contingencies, for a mall type unit in the Pentagon Row Shopping Center in Arlington, Virginia, which was scheduled to open in the second half of 2001. On March 30, 2001, the Company terminated the lease, relinquished all of its' rights, claims and interests in the site and has no further obligation under the lease.

On October 22, 1999, the Company entered into a loan agreement with its bank that was amended on May 10, 2000. Under the agreement the Company may borrow up to $3 million. As of April 22, 2001, the Company has borrowed $2,200,000 under the agreement. On April 25, 2001 the Company borrowed an additional $300,000 to fund its' operating activities. Financial and other covenants and conditions, in the loan agreement, may limit the Company's ability to incur new debt, which may restrict the Company's ability to expand. As defined, in the loan agreement, the Company may draw additional funds only to the extent that its cash flow is equal to or greater than 1.3 times the debt service coverage requirements

Currently, the Company does not meet the debt service coverage requirements of the loan agreement. Future borrowings under the loan agreement are dependent on the Company meeting the debt service coverage requirements at the time of the additional borrowing. However, neither the Company's failure to maintain the debt service coverage ratio for any quarter nor its failure to meet the annualized debt service coverage ratio for the first or second quarter of any year shall be a default under the loan agreement if, during the immediately succeeding quarter the Company achieves a material improvement in the debt service coverage ratio and demonstrates a reasonable prospect of achieving the debt service coverage ratio by the beginning of the next quarter.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

         No reportable events or material developments in reported events occurred during the period ended April 22, 2001.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(A)      EXHIBITS
         27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the period ended April 22, 200l.

Item 3 is not applicable and has been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SILVER DINER, INC.
                                         -----------------------------------
                                         (Registrant)


June 6, 200l                             /s/ Robert T. Giaimo
-----------------------                  -----------------------------------
Date                                     President and Chief Executive Officer


                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)