Form 10-Q
period 2001-07-15
SILVER DINER INC /DE/
filed 2001-08-29
CIK 923134

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 15, 2001
                          Commission File No. 0-24982

                               SILVER DINER, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                              04-3234411
            --------                              ----------
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
Incorporation or organization)

                11806 Rockville Pike, Rockville, Maryland, 20852
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (301) 770-0333
                                 --------------
                        (Registrant's telephone number)

                                      N/A
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since the last report)


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

     Common Stock, $.00074 par value, outstanding as of August 29, 2001:
                               11,726,188 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                     INDEX


      Part I.   Financial Information

      Item 1.   Financial Statements:
                Consolidated Balance Sheets as of July 15, 2001 (unaudited)
                and December 31, 2000                                              3

                Consolidated Statements of Operations for the
                Twelve and Twenty Eight Weeks Ended July 15, 2001 (unaudited)
                and July 16, 2000 (unaudited)                                      4

                Consolidated Statements of Cash Flows for the
                Twenty Eight Weeks Ended July 15, 2001 (unaudited) and
                July 16, 2000 (unaudited)                                          5

                Note to Consolidated Financial Statements (unaudited)              6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                6


      Part II.  Other Information

      Item 1.   Legal Proceedings                                                 10

      Item 2.   Changes in Securities and Use of Proceeds                         10

      Item 4.   Submission of Matters to a Vote of Security Holders               10

      Item 5.   Other Information                                                 10

      Item 6.   Exhibits and Reports on Form 8-K                                  10

      Signature                                                                   11

 Item 1.  Financial Statements

                       SILVER DINER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                          July 15,         December 31,
                                                            2001               2000
                                                      -----------------    ------------
ASSETS

 Current assets:
 Cash and cash equivalents                              $  2,143,805       $    545,231
 Accounts receivable - landlords                                   -            559,311
 Inventory                                                   134,454            178,332
 Incentive rebates                                            55,795             70,664
 Prepaid expenses and other current assets                   197,625            156,145
                                                        ------------       ------------
        Total current assets                               2,531,679          1,509,683

Property, equipment and improvements, net                 13,696,275         14,219,713

Due from related parties                                      65,015            102,442
Goodwill, net                                              1,830,750          1,930,093
Deposits and other                                           387,434            444,451
                                                        ------------       ------------
        Total assets                                    $ 18,511,153       $ 18,206,382
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $  2,690,526       $  2,385,034
   Note payable, current portion                             115,022             17,800
                                                        ------------       ------------
        Total Current Liabilities                          2,805,548          2,402,834

Long term liabilities:
   Deferred rent liability                                 1,234,384          1,349,803
   Long term note payable                                  2,634,178          1,241,783
                                                        ------------       ------------
        Total liabilities                                  6,674,110          4,994,420

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none issued                                          -                  -
 Common stock, $.00074 par value, 20,000,000 shares
  authorized, 11,726,188 and 11,627,836 shares issued          8,662              8,589
 Additional paid-in capital                               30,836,938         30,821,940
 Unearned compensation                                       (71,351)          (122,480)
 Treasury stock (138,702 and 183,702 shares of
  common stock at cost)                                      (72,913)          (121,820)
 Accumulated deficit                                     (18,864,293)       (17,374,267)
                                                        ------------       ------------
        Total stockholders' equity                        11,837,043         13,211,962
                                                        ------------       ------------
        Total liabilities and stockholders' equity      $ 18,511,153       $ 18,206,382
                                                        ============       ============




   The accompanying notes are an integral part of these financial statements

                        SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Twelve Weeks Ended                 Twenty Eight Weeks Ended
                                         July 15, 2001  July 16, 2000           July 15, 2001  July 16, 2000
                                         -------------  -------------           -------------  -------------

Net sales                                $ 7,532,777     $ 7,522,294            $ 16,910,532    $16,362,473

Restaurant costs and expenses
  Cost of sales                            2,092,156       2,062,485               4,627,767      4,388,479
  Labor                                    2,661,796       2,593,047               5,959,137      5,676,662
  Operating                                1,372,651       1,429,307               2,911,005      3,141,948
  Occupancy                                  966,469         693,349               1,998,215      1,581,849
  Depreciation and amortization              291,172         285,679                 689,647        648,874
  Preopening Expenses                            359         158,691                     359        184,354
                                         -----------     -----------            ------------    -----------

    Total restaurant costs and expenses    7,384,603       7,222,558              16,186,130     15,622,166
                                         -----------     -----------            ------------    -----------

    Restaurant operating income              148,174         299,736                 724,402        740,307

General and administrative expenses          790,329         802,452               1,739,107      1,902,290
Depreciation and amortization                 79,681          84,681                 184,753        195,649
Write off of abandoned site costs              6,869               -                 267,448              -
                                         -----------     -----------            ------------    -----------
    Operating Loss                          (728,705)       (587,397)             (1,466,906)    (1,357,632)

Net proceeds from fire insurance             (46,887)              -                 (46,887)             -
Interest expense                              48,431          20,573                 111,144         27,634
Investment income                            (18,271)        (26,269)                (41,135)       (54,605)
                                         -----------     -----------            ------------    -----------

    NET LOSS                             $  (711,978)    $  (581,701)           $ (1,490,028)   $(1,330,661)
                                         ===========     ===========            ============    ===========

Basic and diluted loss per common share  $     (0.06)    $     (0.05)           $      (0.13)   $     (0.12)
                                         ===========     ===========            ============    ===========

Weighted average shares outstanding       11,721,275      11,605,534              11,670,005     11,612,723
                                         ===========     ===========            ============    ===========


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                  Twenty Eight Weeks Ended
                                                            July 15, 2001           July 16, 2000
                                                            -------------           -------------
Cash flows from operating activities
Net loss                                                    $   (1,490,028)         $  (1,330,661)
Adjustments to reconcile net loss to net cash
 provided by (used in) operations
     Depreciation and amortization                                 874,398                844,523
     Compensation expense - stock options and deferred
        compensation                                                84,612                 89,714
     Changes in operating assets and liabilities
        Accounts Receivable - landlords                            559,311                      -
        Inventory                                                   43,878                  3,314
        Prepaid rent                                                     -                158,447
        Incentive rebates                                           14,869                 77,206
        Prepaid expenses and other current assets                  (41,480)              (111,470)
        Deposits and other                                          51,499               (103,329)
        Accounts payable and accrued expenses                      305,496                720,423
        Deferred rent liability                                   (115,419)               (86,009)
        Due from related parties                                    37,427                 23,495
                                                            --------------          -------------

Net cash provided by operating activities                          324,563                285,653
                                                            --------------          -------------
Cash flows from investing activities
Purchases of property and equipment                               (246,100)            (1,305,826)
Maturities of available for sale marketable securities                   -                813,452
                                                            --------------          -------------

Net cash (used in) investing activities                           (246,100)              (492,374)
                                                            --------------          -------------
Cash flows from financing activities
Net proceeds from sale of common stock                               7,994                 17,303
Sale (Purchase) of treasury stock                                   22,500                (61,749)
Proceeds from long-term debt                                     1,500,000              1,000,000
Payment of long-term debt                                          (10,383)                     -
                                                            --------------          -------------

Net cash provided by financing activities                        1,520,111                955,554
                                                            --------------          -------------

Net increase in cash and cash equivalents                        1,598,574                748,833
Cash and cash equivalents at beginning of the period               545,231              1,122,755
                                                            --------------          -------------

Cash and cash equivalents at end of the period              $    2,143,805          $   1,871,588
                                                            ==============          =============
Supplemental disclosure of cash flow information:
        Interest paid                                       $      113,579          $      27,634
                                                            ==============          =============
Non cash investing and financing:
        Construction payables included in accounts payable
           and accrued expenses                             $            -          $     191,531
                                                            ==============          =============


     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWELVE AND TWENTY EIGHT WEEKS ENDED
                        JULY 15, 2001 AND JULY 16, 2000
                                  (UNAUDITED)


1.  Organization and Basis of Presentation

     The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 15, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. All significant inter-company balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

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

GENERAL

      The Company currently operates eleven Silver Diner restaurants in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to address this need.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                        Twelve Weeks Ended            Twenty Eight Weeks Ended
                                                      July 15,        July 16,         July 15,         July 16,
                                                        2001            2000             2001             2000
                                                   -------------    ------------    --------------   -------------

Net sales                                              100.0%          100.0%            100.0%         100.00%

Restaurant costs and expenses:
    Cost of sales                                       27.8%           27.4%             27.4%           26.8%
    Labor                                               35.3%           34.5%             35.2%           34.7%
    Operating                                           18.2%           19.0%             17.2%           19.2%
                                                   -------------    ------------    --------------   -------------
      Restaurant operating margin                       18.7%           19.1%             20.2%           19.3%

    Occupancy                                           12.8%            9.2%             11.8%            9.7%
    Depreciation and amortization                        3.9%            3.8%              4.1%            4.0%
    Preopening Expenses                                  0.0%            2.1%              0.0%            1.1%
                                                   -------------    ------------    --------------   -------------
      Restaurant operating income                        2.0%            4.0%              4.3%            4.5%

General and administrative expenses                     10.5%           10.7%             10.3%           11.6%
Depreciation and amortization                            1.1%            1.1%              1.1%            1.2%
Write-off of abandoned site costs                        0.1%            0.0%              1.6%            0.0%
                                                   -------------    ------------    --------------   -------------
         Operating Loss                                 (9.7%)          (7.8%)            (8.7%)          (8.3%)

Proceeds from Fire Insurance Claim                      (0.6%)           0.0%             (0.3%)           0.0%
Interest expense                                         0.6%            0.3%              0.6%            0.2%
Investment income                                       (0.2%)          (0.3%)            (0.2%)          (0.3%)
                                                   -------------    ------------    --------------   -------------

    Net Loss                                            (9.5%)          (7.8%)            (8.8%)          (8.2%)
                                                   =============    ============    ==============   =============


Net sales for the twelve weeks ended July 15, 2001 ("Second Quarter 2001") increased $10,483 to $7,532,777 compared to $7,522,294 for the 12 weeks ended July 16, 2000 ("Second Quarter 2000"). Year-to-date, net sales for the twenty-eight weeks ended July 15, 2001 ("2001 YTD Period") increased $548,059 or 3.3%, to $16,910,532, compared to $16,362,473 for the twenty-eight weeks ended July 16, 2000 ("2000 YTD Period"). The increase for Second Quarter 2001 was primarily attributable to an increase in sales from New Stores of $556,682 offset by a decline in same store sales of $546,099. The increase in sales for the 2001 YTD period was due to an increase in new store sales of $1,787,332, offset by a decline in same store sales of $1,239,273. A portion of the decline in sales, approximately $225,000, is attributable to a fire that temporarily closed the Tysons Corner, Virginia store. Same store sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) in Second Quarter 2001 decreased 7.6% compared to the Second Quarter 2000.

Cost of sales, primarily food and beverage costs, increased to 27.8% of net sales for Second Quarter 2001, compared to 27.4% of net sales for Second Quarter 2000. Cost of sales for the 2001 YTD Period were 27.4% of net sales, compared to 26.8% of net sales for the 2000 YTD Period. The increase from 2000 was primarily attributable to higher food costs.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased to 35.3% of net sales in Second Quarter 2001 compared to 34.5% of net sales for Second Quarter 2000. Labor costs for same stores decreased $81,358 from the same quarter last year while labor costs attributable to new stores increased $150,107 for the 2001 YTD Period, labor expense as a percent of sales increased from 34.7% in the 2000 YTD Period to 35.2% in 2001 YTD. For same stores, year to date labor decreased $325,750, offset by increases in new store labor of $608,225.

Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased $56,656, or 4% to $1,372,651 in the Second Quarter 2001 from $1,429,307 in the Second Quarter of 2000. Operating expenses decreased to 18.2% in the Second Quarter 2001 from 19% in the Second Quarter 2000. Year to Date 2001 operating expenses decreased $230,943 to $2,911,005 from $3,141,948 in YTD 2000. Both current and year to date reductions are primarily due to a decrease in marketing and administrative costs offset by an increase in utilities and repair and maintenance.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $273,120 or 39.4% to $867,082 for Second Quarter 2001 from $693,349 in the Second Quarter 2000. The increase was primarily due to increases in rent and common area maintenance costs, including those attributable to new stores, and non-recurring charges, which account for approximately one half of the increase. Furthermore, property insurance expense increased $46,000 over the same period last year. As a percentage of net sales, occupancy has increased to 12.8% for Second Quarter 2001 from 9.2% for Second Quarter 2000, and to 11.8% for the 2001 YTD Period from 9.7% for the 2000 YTD period

Restaurant depreciation and amortization increased $5,493 to $291,172 for Second Quarter 2001 compared to $285,679 for Second Quarter 2000. Depreciation and amortization expenses for same stores decreased approximately $32,000 as a result of a Fourth Quarter 2000 charge relating to the carrying value of the assets of two restaurants. This was offset by an increase in new store depreciation and amortization expense of approximately $38,000 over the Second Quarter of last year.

Abandoned site costs were $6,879 in the Second Quarter 2001 and $267,448 for the 2001 YTD period attributable to the lease termination and other related costs of the Pentagon Row Shopping Center location. There were no abandoned site costs in the 2000 YTD Period.

Net proceeds of $46,887 in Fiscal 2001 relating to a fire insurance claim in the Tysons Corner, Virginia location represents business interruption insurance proceeds received in excess of costs incurred to date. There were no such proceeds in the 2000 Fiscal Year.

General and administrative expenses which include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training decreased by $12,123 to $790,329 in the Second Quarter 2001 from $802,452 in Second Quarter 2000. General and administrative expenses decreased to 10.5% of sales in Second Quarter 2001 from 10.7% of sales in the Second Quarter of 2000. This was a result of a decrease in recruitment and training of restaurant management staff and a decrease in investor relation's expenses. The decrease was partially offset by termination expenses for employees who are no longer with the Company. In the second quarter, the company eliminated two positions from its executive team to reduce corporate overhead and took a charge of approximately $140,000 for these termination costs in the period. Year to Date 2001 general and administrative expenses have been reduced to 10.3% of net sales, down from 11.6% of sales in the 2000 YTD period.

Corporate depreciation and amortization decreased $5,000 to $79,681 in Second Quarter 2001 compared to $84,681 in Second Quarter 2000. Depreciation and amortization includes goodwill amortization of approximately $42,500 in both Second Quarter 2001 and 2000, respectively.

The Company earned $18,271 in investment income for Second Quarter 2001, compared to $26,269 in Second Quarter 2000. Year to Date 2001 investment income was $41,135, a decrease of $13,470 from Year to Date 2000 income of $54,605. The decrease for both the quarterly and year-to-date periods is the result of reduced levels of invested funds and slightly lower yields. Interest expense increased $27,858 in Second Quarter 2001 to $48,431 compared to $20,573 in the Second Quarter 2000. YTD 2001 interest expense increased $83,510 to $111,144 from a YTD 2000 expense of $27,634. These increases are attributable to the Company's utilization of credit facilities by the Company's principal bank.

Net loss for Second Quarter 2001 increased $130,277 to $711,978. The loss per share on a basic and diluted basis was ($0.06) in the Second Quarter 2001 and ($.05) in Second Quarter 2000. Net loss for the twenty-eight weeks ended July 15, 2001 was $1,490,028 compared to $1,330,661, for the twenty-eight weeks ended July 16, 2000, an increase of $159,367. Loss per share a basic and diluted basis was ($0.13) and ($0.12), respectively. Management expects that the Company will continue incurring quarterly losses until revenue and operating efficiencies are sufficient to absorb the general and administrative costs associated with developing and running the Company.

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

At July 15, 2001, the Company's cash and cash equivalents were $2,143,805. Cash and cash equivalents increased $503,198 during Second Quarter 2001, due primarily to additional borrowings under the Company's credit facilities. Additionally, The Company had a working capital deficit of $273,869, the Company's long-term debt was $2,634,178 and stockholders' equity was $11,837,043.

Currently, the typical cost of a new Silver Diner including, building, equipment (including small wares) and site development is $1.3 to $1.5 million compared to an average cost of $1.8 million for the last five units built prior to 1999. The new stores opened in 2000 were built within budget. Land is generally leased. When land is purchased, management may pursue a sale-leaseback or debt financing arrangement following the restaurant's opening. However, no new unit openings are currently planned.

The Company, as previously announced, signed a lease on September 22, 2000, subject to certain contingencies, for a mall type unit in the Pentagon Row Shopping Center in Arlington, Virginia, which was scheduled to open in the second half of 2001. On March 30, 2001, the Company terminated the lease, relinquished all of its rights, claims and interests in the site and has no further obligation under the lease.

On October 22, 1999, the Company entered into a loan agreement with its bank that was amended on May 10, 2000. Under the agreement the Company may borrow up to $3 million. As of July 15, 2001, the Company has borrowed $2,500,000 under the agreement. Financial and other covenants and conditions, in the loan agreement, may limit the Company's ability to incur new debt, which may restrict the Company's ability to expand. As defined, in the loan agreement, the Company may draw additional funds only to the extent that its cash flow is equal to or greater than 1.3 times the debt service coverage requirements

Currently, the Company does not meet the debt service coverage requirements of the loan agreement. Future borrowings under the loan agreement are dependent on the Company meeting the debt service coverage requirements at the time of the additional borrowing. However, neither the Company's failure to maintain the debt service coverage ratio for any quarter nor its failure to meet the annualized debt service coverage ratio for the first or second quarter of any year shall be a default under the loan agreement if, during the immediately succeeding quarter the Company achieves a material improvement in the debt service coverage ratio and demonstrates a reasonable prospect of achieving the debt service coverage ratio by the beginning of the next quarter.



Quantitative and Qualitative Disclosures about Market Risk
         Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings
         No reportable events or material developments in reported events occurred during the period Ended July 15, 2001.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on June 15, 2001. The following items were voted on and approved by a majority of the stockholders:

         1. Re-election of the Company's directors.

              Director                  Voted For                  Withheld
              --------                  ---------                  --------
            Robert T. Giaimo             9,792,034                 274,693
            Catherine Britton            9,891,462                 261,665
            Michael Collier              9,968,198                 184,929
            Ype Von Hengst               9,885,044                 268,083
            Edward H. Kaplan             9,968,198                 184,929
            Louis P. Neeb                9,967,798                 185,329
            Charles M. Steiner           9,968,220                 184,907

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the period ended July 15, 2001.

Item 3 is not applicable and has been omitted.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SILVER DINER, INC.
                                   -------------------------------------------
                                   (Registrant)




August 29, 2001                    /s/ Robert T. Giaimo
---------------------              -------------------------------------------
Date                               President and Chief Executive Officer

                                   (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)