Form 10-Q
period 2001-10-07
SILVER DINER INC /DE/
filed 2001-11-19
CIK 923134

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 7, 2001
                          Commission File No. 0-24982

                              SILVER DINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                     04-3234411
--------------------------------         ---------------------------------------

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

                               Yes [X]  No [_].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, $.00074 par value, outstanding as of November 2, 2001:
                               11,761,004 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Consolidated Balance Sheets as of October 7, 2001 (unaudited)
             and December 31, 2000                                               3

             Consolidated Statements of Operations for the
             Twelve and Forty Weeks Ended October 7, 2001 (unaudited)
             and October 8, 2000 (unaudited)                                     4

             Consolidated Statements of Cash Flows for the
             Forty Weeks Ended October 7, 2001 (unaudited)
             and October 8, 2000 (unaudited)                                     5

             Notes to Consolidated Financial Statements (unaudited)              6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 7


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                  11

Item 2.      Changes in Securities and Use of Proceeds                          11

Item 4.      Submission of Matters to a Vote of Security Holders                11

Item 5.      Other Information                                                  11

Item 6.      Exhibits and Reports on Form 8-K                                   11

Signature                                                                       12

Item 1. Financial Statements

                       SILVER DINER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                 October 7,      December 31,
                                                                    2001             2000
                                                              ---------------  ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                 $   1,666,988    $     545,231
     Accounts receivable - landlords                                       -          559,311
     Inventory                                                       116,354          178,332
     Incentive rebates                                                42,322           70,664
     Prepaid expenses and other current assets                       360,374          156,145
                                                              ---------------  ---------------
              Total Current Assets                                 2,186,038        1,509,683

Property, equipment and improvements, net                         13,497,794       14,219,713

Due from related parties                                              52,537          102,442
Goodwill, net                                                      1,788,175        1,930,093
Deposits and other                                                   381,648          444,451
                                                              ---------------  ---------------

Total assets                                                   $  17,906,192    $  18,206,382
                                                              ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                     $   2,188,423    $   2,385,034
     Note payable, current                                           156,689           17,800
                                                              ---------------  ---------------
              Total Current Liabilities                            2,345,112        2,402,834

Long term liabilities:
     Deferred rent liability                                       1,180,159        1,349,803
     Long term note payable                                        2,589,545        1,241,783
                                                              ---------------  ---------------
Total liabilities                                                  6,114,816        4,994,420

Stockholders' equity:
     Preferred stock, $.001 par value,
     1,000,000 shares authorized, none issued                              -                -
     Common stock, $.00074 par value, 20,000,000 shares
     authorized, 11,743,657 and 11,627,836 shares issued               8,675            8,589
Additional paid-in capital                                        30,873,735       30,821,940
Unearned compensation                                                (80,059)        (122,480)
Treasury stock (138,702 and 183,702 shares of common stock,
at cost)                                                             (72,913)        (121,820)
Accumulated deficit                                              (18,938,062)     (17,374,267)
                                                              ---------------  ---------------
              Total stockholders' equity                          11,791,376       13,211,962
                                                              ---------------  ---------------

Total liabilities and stockholders' equity                     $  17,906,192    $  18,206,382
                                                              ===============  ===============

   The accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Twelve Weeks Ended                     Forty Weeks Ended

                                                October 7, 2001    October 8, 2000     October 7, 2001    October 8, 2000
                                                ---------------    ---------------     ---------------    ---------------
Net sales                                        $    7,595,300     $    7,681,668      $   24,505,832     $   24,044,141
                                                ---------------    ---------------     ---------------    ---------------

Restaurant costs and expenses
Cost of sales                                         2,121,705          2,022,860           6,749,472          6,411,339
Labor                                                 2,690,649          2,674,933           8,649,786          8,351,595
Operating                                             1,182,090          1,467,205           4,093,096          4,609,153
Occupancy                                               809,621            729,165           2,807,835          2,311,014
Depreciation and amortization                           281,468            319,001             971,114            967,875
Preopening Expenses                                           -            132,298                 359            316,652
                                                ---------------    ---------------     ---------------    ---------------

Total restaurant costs and expenses                   7,085,533          7,345,462          23,271,662         22,967,628
                                                ---------------    ---------------     ---------------    ---------------

Restaurant operating income                             509,767            336,206           1,234,170          1,076,513

General and administrative expenses                     542,969            714,778           2,282,076          2,617,073
Depreciation and amortization                            74,327             83,245             259,080            278,895
Write off of abandoned site costs                             -                  -             267,448                  -
                                                ---------------    ---------------     ---------------    ---------------
     Operating Loss                                    (107,529)          (461,817)         (1,574,434)        (1,819,455)

Net proceeds from fire insurance                        (67,210)                 -            (114,098)                 -
Interest expense                                         44,495             29,203             155,639             56,837
Investment income, net                                  (11,044)           (26,442)            (52,180)           (81,046)
                                                ---------------    ---------------     ---------------    ---------------

     NET LOSS                                    $      (73,770)    $     (464,578)     $   (1,563,795)    $   (1,795,246)
                                                ===============    ===============     ===============    ===============

Basic and diluted loss per common share          $        (0.01)    $        (0.04)     $        (0.13)    $        (0.15)
                                                ===============    ===============     ===============    ===============

Weighted average common shares outstanding           11,742,504         11,622,220          11,692,574         11,607,760
                                                ===============    ===============     ===============    ===============

     Accompanying notes are an integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Forty Weeks Ended
                                                                              October 7, 2001        October 8, 2000
                                                                              ---------------        ---------------
Cash flows from operating activities
Net loss                                                                       $   (1,563,795)       $    (1,795,246)
Adjustments to reconcile net loss to net cash provided by (used in)
operations
    Depreciation and amortization                                                   1,230,191              1,246,769
    Compensation expense - stock options and deferred compensation                    109,741                123,643
Changes in operating assets and liabilities
    Accounts Receivable- landlords                                                    559,311                      -
    Inventory                                                                          61,978                (18,022)
    Prepaid rent                                                                            -                158,447
    Incentive rebates                                                                  28,342                 50,940
    Prepaid expenses and other current assets                                        (204,229)               (96,119)
    Deposits and other                                                                 51,440                (58,820)
    Accounts payable and accrued expenses                                            (196,609)               482,772
    Deferred rent liability                                                          (169,644)              (126,042)
    Due from related parties                                                           49,905                 33,172
                                                                              ---------------        ---------------

Net cash (used in) provided by operating activities                                   (43,369)                 1,494
                                                                              ---------------        ---------------

Cash flows from investing activities
Purchases of property and equipment                                                  (354,992)            (2,321,754)
Maturities of available for sale marketable securities                                      -                813,452
                                                                              ---------------        ---------------

Net cash used in investing activities                                                (354,992)            (1,508,302)
                                                                              ---------------        ---------------

Cash flows from financing activities
Net proceeds from sale of common stock                                                 10,967                 17,303
Sale (Purchase) of treasury stock, net                                                 22,500                (49,082)
Proceeds from long-term debt                                                        1,500,000              1,000,000
Payment of long-term debt                                                             (13,349)                (2,967)
                                                                              ---------------        ---------------

Net cash provided by financing activities                                           1,520,118                965,254
                                                                              ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                                1,121,757               (541,554)
Cash and cash equivalents at beginning of the period                                  545,231              1,122,755
                                                                              ---------------        ---------------

Cash and cash equivalents at end of the period                                 $    1,666,988        $       581,201
                                                                              ===============        ===============

Supplemental disclosure of cash flow information:
             Interest paid                                                     $      156,025        $        48,558
                                                                              ===============        ===============
Non cash investing and financing:
             Construction payables included in accounts payable and
             accrued expenses                                                  $            -        $        67,286
                                                                              ===============        ===============

   The accompanying notes are in integral part of these financial statements

                       SILVER DINER, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE TWELVE AND FORTY WEEKS ENDED
                      OCTOBER 7, 2001 AND OCTOBER 8, 2000
                                  (UNAUDITED)


1.   Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and forty week periods ended October 7, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. All significant inter-company balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

2.   Diner Closing

The Company closed its diner in Towson, Maryland on November 18, 2001. Under terms of the lease termination agreement, dated November 16, 2001, the Company paid rent and other related expenses through November 30, 2001 and paid the landlord $170,000 to exit the lease. The Company will also incur expenses related to the termination of the lease and closure of the diner, of approximately $40,000.

3.   Evaluation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets, including goodwill and property and equipment on a restaurant by restaurant basis, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Based on that evaluation and the trends of operations, management believes no material impairment of long lived assets exists at October 7, 2001.

4.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company is not expected to have a significant effect on the Company's financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. The Company will complete its assessment of goodwill impairment by April 21, 2002. The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and establishes an accounting model for long-lived assets to be disposed of by sale. The statement also addresses implementation issues related to SFAS No. 121. The statement is applicable for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2001 is not expected to have a significant effect on the Company's financial statements.


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

GENERAL

As of October 7, 2001 the Company operated eleven Silver Diner restaurants in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. On November 18, 2001 the Company closed its diner in Towson, Maryland (see note 2). The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to address this need.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                 Twelve Weeks Ended                 Forty Weeks Ended
                                            October 7,       October 8,       October 7,       October 8,
                                              2001              2000             2001             2000
                                         ---------------  ---------------  ---------------  ----------------
Net Sales                                         100.0%           100.0%           100.0%            100.0%

Restaurant costs and expenses:
   Cost of Sales                                   27.9%            26.3%            27.5%             26.7%
   Labor                                           35.4%            34.8%            35.3%             34.7%
   Operating                                       15.6%            19.1%            16.7%             19.2%
                                         ---------------  ---------------  ---------------  ----------------

      Restaurant Operating Margin                  21.1%            19.8%            20.5%             19.4%

   Occupancy                                       10.7%             9.5%            11.5%              9.6%
   Depreciation and amortization                    3.7%             4.2%             4.0%              4.0%
   Preopening Expenses                              0.0%             1.7%             0.0%              1.3%
                                         ---------------  ---------------  ---------------  ----------------

      Restaurant Operating Income                   6.7%             4.4%             5.0%              4.5%

General and administrative expenses                 7.1%             9.3%             9.3%             10.9%
Depreciation and amortization                       1.0%             1.1%             1.1%              1.2%
Write-off of abandoned site costs                   0.0%             0.0%             1.1%              0.0%
                                         ---------------  ---------------  ---------------  ----------------

      Operating Loss                               -1.4%            -6.0%            -6.5%             -7.6%

Proceeds from Fire Insurance Claim                 -0.9%             0.0%            -0.5%              0.0%
Interest Expense                                    0.6%             0.4%             0.6%              0.2%
Investment Income                                  -0.1%            -0.3%            -0.2%             -0.3%
                                         ---------------  ---------------  ---------------  ----------------

   Net Loss                                        -1.0%            -6.1%            -6.4%             -7.5%
                                         ===============  ===============  ===============  ================


Net sales for the twelve weeks ended October 7, 2001 ("Third Quarter 2001") decreased $86,368 to $7,595,300 compared to $7,681,668 for the 12 weeks ended October 8, 2000 ("Third Quarter 2000"). Year-to-date, net sales for the forty weeks ended October 7, 2001 ("2001 YTD Period") increased $461,691 or 1.9%, to $24,505,832, compared to $24,044,141 for the Forty weeks ended October 8, 2000 ("2000 YTD Period"). The decrease for Third Quarter 2001 was primarily attributable to the increase in new store sales of $15,963 and the decrease in same store sales of $102,331. The increase in sales for the 2001 YTD period was due to an increase in new store sales of $1,803,294, offset by a decline in same store sales of $1,341,603. A portion of the decline in sales, approximately $225,000, is attributable to a fire that temporarily closed the Tysons Corner, Virginia store. Same store sales (sales for Silver Diners open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) in Third Quarter 2001 decreased 1.5% compared to the Third Quarter 2000.

Cost of sales, primarily food and beverage costs, increased to 27.9% of net sales for Third Quarter 2001, compared to 26.3% of net sales for Third Quarter 2000. Cost of sales for the 2001 YTD Period were 27.5% of net sales, compared to 26.7% of net sales for the 2000 YTD Period. The increase from 2000 was primarily attributable to higher food costs.

Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits, increased to 35.4% of net sales in Third Quarter 2001 compared to 34.8% of net sales for Third Quarter 2000. Labor costs for same stores decreased $79,796 from the same quarter last year while labor costs attributable to new stores increased $64,080 for the 2001 YTD Period, labor expense as a percent of sales increased from 34.7% in the 2000 YTD Period to 35.3%. in 2001 YTD Period. For same stores, year to date labor decreased $245,954, offset by increases in new store labor of $544,145.

Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor and occupancy, including supplies, utilities, repairs and maintenance and advertising, decreased $285,115 or 19.4% to $1,182,090 in the Third Quarter 2001 from $1,467,205 in the Third Quarter of 2000. Operating expenses decreased to 15.6% in the Third Quarter 2001 from 19.1% in the Third Quarter 2000. Year to Date 2001 operating expenses decreased $516,057 to $4,093,096 from $4,609,153 in YTD 2000. Reductions in Third Quarter 2001 operating expenses are primarily due to decreased marketing activity, administrative and property maintenance expenses.

Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $80,456 or 11.0% to $809,621 for Third Quarter 2001 from $729,165 in the Third Quarter 2000. The increase was primarily due to increases in rent and common area maintenance costs, including those attributable to new stores. In addition, property insurance expense increased $28,597 over the same period last year. As a percentage of net sales, occupancy has increased to 10.7% for Third Quarter 2001 from 9.5% for Third Quarter 2000, and to 11.5% for the 2001 YTD Period from 9.6% for the 2000 YTD period.

Restaurant depreciation and amortization decreased $37,533 to $281,468 for Third Quarter 2001 compared to $319,001 for Third Quarter 2000. Depreciation and amortization expenses for same stores decreased approximately $41,000 results from the Company writing down, in Fourth Quarter 2000, the assets of two restaurants.

There were no abandoned site costs in the Third Quarter 2001 or Third Quarter 2000. During the 2001 YTD period $267,448 was attributable to the lease termination and other related costs of the Pentagon Row Shopping Center location. There were no abandoned site costs in the 2000 YTD Period.

Net proceeds from fire insurance, represents proceeds from the Company's business interruption insurance claim, in excess of costs incurred to date, of $67,210 in the Third Quarter 2001 and $114,098 in the 2001 YTD period for a fire in the Tysons Corner, Virginia diner. There were no such proceeds in the 2000 YTD period.

General and administrative expenses which include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training decreased $171,809 to $542,969 in the Third Quarter 2001 from $714,778 in Third Quarter 2000. General and administrative expenses decreased to 7.1% of sales in Third Quarter 2001 from 9.3% of sales in the Third Quarter of 2000. This was primarily the result of a decrease in administrative salaries, investor relation's expenses and legal fees. Year to Date 2001 general and administrative expense have been reduced to 9.3% of net sales, down from 10.9% of sales in the 2000 YTD period.

Corporate depreciation and amortization decreased $8,918 to $74,327 in Third Quarter 2001 compared to $83,245 in Third Quarter 2000. Depreciation and amortization includes goodwill amortization of $42,500 in both Third Quarter 2001 and 2000, respectively.

Investment income was $11,044 in the Third Quarter 2001, compared to $26,442 in Third Quarter 2000. Year to Date 2001 investment income was $52,180, a decrease of $28,866 from Year to Date 2000 investment income of $81,046. The decrease for both the quarterly and year-to-date periods is the result of reduced levels of invested funds and lower yields. Interest expense increased $15,292 in Third Quarter 2001 to $44,495 compared to $29,203 in the Third Quarter 2000. YTD 2001 interest expense increased $98,802 to $155,639 from YTD 2000 expense of $56,837. The increases are attributable to additional borrowing in 2001.

Net loss for Third Quarter 2001 decreased $390,808 to $73,770. The loss per share on a basic and diluted basis was ($0.01) in the Third Quarter 2001 and ($0.04) in Third Quarter 2000. Net loss for the Forty weeks ended October 7, 2001 was $1,563,795 compared to $1,795,246, for the forty weeks ended October 8, 2000, a decrease of $231,451. Loss per share on a basic and diluted basis was ($0.13) and ($0.15), respectively. Management expects that the Company will continue incurring quarterly losses, but at reduced levels, due to reductions in administrative expenses until revenue and operating efficiencies are sufficient to absorb the general and administrative expenses associated with developing and running the Company.

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

At October 7, 2001, the Company's cash and cash equivalents were $1,666,988. Cash and cash equivalents decreased $476,817 during Third Quarter 2001, primarily due to seasonal costs and non-recurring expenses. The Company's working capital deficit was $159,075, compared to working capital deficits of $273,869 as of July 15, 2001 and $893,151 at December 31, 2000. This represents an increase in working capital of $115,000 during the Third Quarter 2001 and $734,000 for YTD 2001. Additionally, the Company's long-term debt was $2,589,545 and stockholders' equity was $11,791,376.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility and additional cost reductions, where necessary, will be sufficient to meet the anticipated needs for working capital, capital expenditures and non-cancelable lease obligations for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities, subject to consent being received from the Company's bank or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all.

The Company, as previously announced, signed a lease on September 22, 2000, subject to certain contingencies, for a mall type unit in the Pentagon Row Shopping Center in Arlington, Virginia, which was scheduled to open in the second half of 2001. On March 30, 2001 the lease was terminated, with no further obligation to the Company.

The Company closed its diner in Towson, Maryland on November 18, 2001. Under terms of the lease termination agreement dated November 16, 2001 the Company paid rent and other related expenses through November 30, 2001 and paid the landlord $170,000 to exit the lease. The Company will also incur expenses, related to the termination of the lease and closure of the diner, of approximately $40,000.

The Company has a loan agreement with its bank whereby the Company may borrow, through December 31, 2002 up to $3,000,000. As of October 7, 2001, the Company has borrowed $2,500,000 under the agreement. Terms of the loan agreement limit the Company's ability to incur new debt, which may restrict the Company's ability to expand and to finance working capital requirements. As defined in the loan agreement, the Company may draw additional funds only to the extent that its cash flow is equal to or greater than 1.3 times the debt service coverage requirements. The amount borrowed in 2000, $1,000,000, is payable interest only until December 1, 2001. Principal and interest are payable monthly beginning January 1, 2002 through December 1, 2007. The amount borrowed in 2001, $1,500,000, is payable interest only until December 1, 2002. Principal and interest are payable monthly beginning January 1, 2003 through December 1, 2008. Annual principal payments are $167,667 in 2002, $416,667 in 2003 thru 2007 and $250,000 in 2008.

As of October 7, 2001 the Company meets the debt service coverage requirements of the loan agreement.

Quantitative and Qualitative Disclosures about Market Risk
          Not applicable.


Part II.  Other Information

Item 1.   Legal Proceedings
          No reportable events or material developments in reported events occurred during the period ended October 7, 2001.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K


    (A)   REPORTS ON FORM 8-K
          The Company filed no reports on Form 8-K during the period ended October 7, 2001.

Item 3 is not applicable and has been omitted.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SILVER DINER, INC.
                                        ----------------------------------------
                                        (Registrant)



November 19, 2001                       /s/ Robert T. Giaimo
----------------------------            ----------------------------------------
Date                                    President and Chief Executive Officer

                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer))