Form 10-K
period 2001-12-31
SILVER DINER INC /DE/
filed 2002-04-01
CIK 923134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2001
                         Commission file number 0-24982

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

         At March 13, 2002, the registrant had 11,777,045 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,885,865. The aggregate market value was determined based on the closing price of the Common Stock on the OTC Bulletin Board ("OTCBB") on March 13, 2002.

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

         The Company's executive offices are located at 11806 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-0333. The Company's Common Stock presently trades on The OTC Bulletin Board ("OTCBB") under the symbol "SLVR" (See Item 5).


Business

         The Company currently operates ten Silver Diner restaurants in the Washington Metropolitan Area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high-quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to uniquely address this need. By attracting a broad range of customer segments, and maintaining extended operating hours, a diverse menu and convenient locations, the Company is able to compete effectively in the fast food, family and casual dining segments of the restaurant industry, contributing to the significant sales volumes of its units. The Company also offers Silver Diner To Go, which features a range of carry out/delivery options targeting the growing "home meal replacement" market.

         The restaurants typically are open for business from 7:00 a.m. to midnight on weekdays and from 7:00 a.m. to 3:00 a.m. on weekends. The Silver Diner menu strategy is to serve generous portions of made-from-scratch cooking at prices competitive with traditional family dining restaurants. The average check per customer is approximately $8.50 and the average dining time is approximately 45 minutes. For the last fiscal year the Silver Diner restaurants, in operation for the full year, had sales ranging from $1.7 million to $4.3 million with average unit sales of $2.5 million and an average of 222 seats. Management attributes the sales volumes of its units to its ability to attract a broad range of customer segments, extended operating hours, diverse menu and convenient locations. Management believes it has established a strong company mission and culture by emphasizing a sense of ownership and entrepreneurship in its employees and by providing frequent training, recognition and development of its operations management team.

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

                  Rapid meal service resulting in a table turnover rate significantly above industry averages for full service restaurants - Silver Diner's menu, food preparation techniques and kitchen engineering account for its rapid meal service. The Silver Diner's physical plant and kitchen layout allow it to serve the majority of meals in approximately 10 minutes, providing quick turnover and further improving productivity. The Silver Diner employs a food preparation and storage process that incorporates a type of "sous vide" production technique enabling it to efficiently make a wide range of scratch-cooking recipes with reduced labor hours, kitchen preparation and raw ingredient storage area. As a result, Silver Diner restaurants are able to achieve high quality, consistency and excellent productivity despite the broad menu.

                  Generous portions and moderate prices with entrees from $6.99 and up - Management believes the Silver Diner delivers outstanding value by providing generous portions of fresh, high quality food at affordable prices. Appetizers start at $4.99, entrees range from $6.99 to $12.99, and full meals are available at moderate prices including a 10% senior citizen discount and "blue plate specials."

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


         The Company leases its corporate offices at 11806 Rockville Pike, Rockville, Maryland, which is the location of the original Silver Diner restaurant. All operating units except the Reston, Virginia location are leased.

     Management's near-term focus is to continue to improve operations in the existing restaurants, to maximize the cash flow generation of the business and to refine opportunities for future growth. The Company believes the greater Washington area can support twelve to fifteen Silver Diner restaurants. Under the right circumstances, the Company may resume its penetration of this market in order to take advantage of increased name recognition and economies of scale in advertising, management and overhead. Management believes that there are other major metropolitan areas in the Mid-Atlantic region that can support a similar concentration of Silver Diner restaurants and may, in the future, pursue expansion in these markets in a manner similar to the greater Washington area. Expansion into any markets outside of the Mid-Atlantic region may include area joint ventures or franchises. There is no assurance that the Company's expansion plans will be realized or that future Silver Diner restaurants will be favorably received.

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

         Purchasing. The Company purchases items on a centralized basis and negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products as well as to obtain competitive prices. Food and supplies are shipped directly to the Silver Diner restaurants. Upon delivery, a kitchen manager or supervisor inspects all food and beverage products for quality and freshness. The Company does not maintain a central product warehouse or commissary. The Company's food and supplies are available from a wide number of suppliers. Therefore, Silver Diner is not dependent on any particular source of supplies.

         Customer Satisfaction/Quality Control. The Company has a variety of programs to measure its customer satisfaction, including comment cards, exit interviews, and frequent visits by supervisory management. Through the use of these techniques, senior management receives valuable feedback from customers and through prompt action, demonstrates a continued interest in meeting customer needs and desires. In addition, Silver Diner staff performs a variety of quality checks and are authorized to not serve any products that do not meet Silver Diner's quality standards.


Competition

         The restaurant industry is intensely competitive with respect to price, service, location and food quality. The Company competes with fast food and family style restaurants with ready to cook food and take-out. Silver Diner restaurants are located in areas of high concentration of such restaurants. There are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. These competitors will compete with the Company in obtaining premium locations for restaurants (e.g., shopping malls and strip shopping centers) and in attracting and retaining employees. In addition, national food service chains or other companies could introduce a multi-unit chain of food service establishments that use one or more of the concepts that resemble those of the Company.

         The restaurant industry is also affected by changes in consumer tastes and eating patterns of the general public; national, regional or local economic conditions; demographic trends; traffic patterns; as well as the type, number and location of competitors. In addition, factors such as inflation, increased food, labor and benefit costs and a lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company in particular. In addition, the poor performance of the Company's stock has hindered the ability to attract and retain qualified employees.

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

Employees

         As of December 30, 2001, the Company had 894 employees, of whom 12 are corporate personnel, 51 are restaurant management personnel (including managers-in-training), and the remainder are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

         Restaurant Operating Partner Program. To attract and retain talented management, the Company's compensation program is very competitive. Management believes that a key component for long-term success is for each restaurant to be led by a general manager who lives in the community and has a long-term commitment to that restaurant's success. Accordingly, management has established a Restaurant Operating Partner Program. Under the Program, the Operating Partner receives an annual salary and periodic, profit based, cash bonuses equal to a percentage of the restaurant's operating income. In addition, each operating partner is required to purchase $5,000 of Common Stock at market value and can potentially receive an annual award up to $5,000 and 3,000 shares of Common Stock, dependent upon achievement of performance criteria as established and evaluated by the Board of Directors. This program is a successor to previous Operating Partner plans. The stock awards under these plans are awarded at the discretion of the Company's Board of Directors.

         Selection, Training and Supervision. Management has developed specific profiles and protocols used to interview and select its management and associate staff. Management personnel are required to participate in a sixty-day training program emphasizing the Company's operating procedures as well as management development programs. Each associate also participates in a standardized training program ranging from two to eight days (depending on position), which utilizes testing results to ensure all associates achieve a specified standard of performance.


Government Regulations

         The Company is subject to numerous federal, state and local laws affecting health, sanitation and safety standards as well as to state and local licensing regulation of the sale of alcoholic beverages. The Company has appropriate licenses from regulatory authorities allowing it to sell beer, wine and liquor (except in Cherry Hill, New Jersey where the Company does not sell alcohol), and has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. The Company's failure to obtain or retain liquor or food service licenses could have a material adverse effect on its operation. To reduce this risk, each restaurant is operated with procedures in accordance with complete compliance with applicable code and regulations. There can be no assurance, however, that such approvals and licenses for new restaurants will be obtained and, if obtained, will be renewed or not revoked.

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

Executive Officers of the Company

         The name, age, period of service and position held of each of the executive officers of the Company are as follows:

Name                    Age   Served Since(1)      Position(s) Held
-----------------------------------------------------------------------------------------------
Robert T. Giaimo        50       1987              Chairman of the Board,
                                                   President and Chief Executive Officer
Ype Hengst              51       1987              Director, Vice President, Executive Chef and
                                                   Corporate Secretary
Patrick Meskell         49       1996              Executive Vice President, Operations

(1)      Includes service with SDDI.

         All of the officers have had the principal occupation indicated under "Position(s) Held" for the previous five years except that prior to May 2001 Mr. Meskell was Senior Vice President, Human Resources.

Item 2.  Property.

         On November 16, 2001, the Company entered into a lease termination agreement to close its diner in Towson, Maryland. The Company incurred $295,726 of expense in connection with terminating its lease and closing the diner. These expenses were offset by a write-off of $186,986 of deferred rent related to the Towson diner, resulting in a net expense of $108,740. The cash expenditures related to the closing of the diner were $254,673. Additional information concerning the registrant's property is set forth under "Restaurants" in Item 1 of Part I.

Item 3.  Legal Proceedings.

         There are no pending matters that should have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Market Information. Since May 7, 2001 the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol SLVR. From March 27, 1996 to May 6, 2001 the Common Stock was listed on The NASDAQ Stock Market under the symbol SLVR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


                 Quarter                         High                  Low
                 -------                         ----                  ---


2000             First                          $1.125                $0.84
                 Second                         $1.06                 $0.78
                 Third                          $1.38                 $0.84
                 Fourth                         $1.03                 $0.75

2001             First                          $0.94                 $0.44
                 Second                         $0.59                 $0.20
                 Third                          $0.44                 $0.15
                 Fourth                         $0.35                 $0.15


         Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

         Holders. As of December 30, 2001, there were 962 record holders of the Common Stock.

Item 6.  Selected Financial Data

                                                                             Fiscal Years Ended
                                                --------------------------------------------------------------------------------
                                                December 30,     December 31,      January 2,       January 3,      December 28,
                                                    2001             2000             2000             1999             1997
                                                ------------     ------------     ------------     ------------     ------------
Statement of Operations Data:
Net sales                                       $ 31,833,252     $ 31,559,535     $ 29,157,366     $ 28,561,422     $ 24,259,156

Total restaurant costs and expenses             $ 30,245,859       31,916,201       26,733,538       27,008,263       22,999,566
                                                ------------     ------------     ------------     ------------     ------------

Restaurant operating income (loss)                 1,587,393         (356,666)       2,423,828        1,553,159        1,259,590

General and administrative expenses                2,873,327        3,379,958        3,133,073        2,921,299        3,065,436
Depreciation and amortization                        334,653          362,724          339,725          267,171          263,484
Write off of abandoned site costs                    267,448          102,012              -             32,455          172,618
                                                ------------     ------------     ------------     ------------     ------------

     Operating Loss                               (1,888,035)      (4,201,360)      (1,048,970)      (1,667,766)      (2,241,948)
                                                ------------     ------------     ------------     ------------     ------------

Net proceeds from fire insurance                     114,098              -                -                -                -
Interest expense                                    (191,155)         (85,963)         (23,826)         (40,639)         (10,702)
Investment income, net                                65,641           91,759          100,917          151,967          294,231
                                                ------------     ------------     ------------     ------------     ------------

     Loss before cumulative effect of a
          change in accounting principle          (1,899,451)      (4,195,564)        (971,879)      (1,556,438)      (1,958,419)

Cumulative effect of a change in accounting
     principle                                           -                -                -           (326,868)             -
                                                ------------     ------------     ------------     ------------     ------------
     NET LOSS                                   $ (1,899,451)    $ (4,195,564)    $   (971,879)    $ (1,883,306)    $ (1,958,419)
                                                ============     ============     ============     ============     ============

Basic and diluted net loss per common share
     before cumulative effect of a change in
     accounting principle                              (0.16)           (0.36)           (0.08)           (0.13)           (0.17)

Cumulative effect of a change in accounting
     principle                                           -                -                -              (0.03)             -
                                                ------------     ------------     ------------     ------------     ------------

Net loss per common share                       $      (0.16)    $      (0.36)    $      (0.08)    $      (0.16)    $      (0.17)
                                                ============     ============     ============     ============     ============

Weighted average common shares outstanding        11,705,187       11,611,915       11,586,512       11,591,822       11,609,400
                                                ============     ============     ============     ============     ============

                                                                                   As of (i)
                                                --------------------------------------------------------------------------------
                                                December 30,     December 31,      January 2,       January 3,      December 28,
                                                    2001             2000             2000             1999             1997
                                                ------------     ------------     ------------     ------------     ------------
Balance Sheet Data:
Working capital (deficiency)                    $   (230,593)    $   (893,151)    $    460,049     $    625,043     $  1,332,141
Total assets                                      17,470,382       18,206,382       20,594,533       21,638,497       23,646,765
Current liabilities                                2,302,811        2,402,834        2,024,801        2,227,222        2,207,891
Long-term liabilities                              3,708,308        2,591,586        1,295,338        1,173,280        1,317,667
Stockholders' equity                              11,459,263       13,211,962       17,274,394       18,237,995       20,121,207

(i) Selected financial data as of and for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 were obtained from the Company's audited financial statements. Selected financial data as of and for the years ended January 3, 1999 and December 28, 1997 were obtained from the Company's financial statements audited by another accounting firm whose opinion was unqualified.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward Looking Disclosure

         Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These changes and variations which could significantly affect future results include, but are not limited to, development and construction activities, including delays in opening new diners, acceptance of the Silver Diner concept, increased competition in the restaurant industry, weather conditions, the quality of the Company's restaurant operations, the adequacy of operating and management controls, dependence on discretionary consumer spending, dependence on existing management, inflation and general economic conditions, and changes in federal or state laws or regulations.


General

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended December 30, 2001. As of this date, the Company operates 12 diners, 10 in the Washington metropolitan area, one in Cherry Hill, New Jersey and one in Virginia Beach, Virginia. The Company is currently working to improve the performance of its existing units and is not expanding. If satisfactory results are achieved by the existing restaurants, the Company, may, under the appropriate circumstances, resume expansion. Future plans may include expanding the Silver Diner chain in the Mid-Atlantic region through opening Company-owned restaurants and possibly through the development of franchise or joint venture relationships. The following table reflects the change in number of restaurants over the three-year period.

         Restaurants                              1999      2000      2001
         -----------                              ----      ----      ----
         In operation, beginning of year           11        11        13
         Newly opened                               0         2         0
         Closed                                     0         0         1
                                                 ------    ------    ------
         In operation, end of year                 11        13        12
                                                 ------    ------    ------


         The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest December 31. Fiscal quarters consist of accounting periods of 16, 12, 12 and 12 or 13 weeks, respectively. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks and ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

Results Of Operations

         The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                                Fiscal Years Ended
                                              ------------------------------------------------------
                                               December 30,        December 31,         January 2,
                                                   2001                2000                2000
                                              --------------      --------------      --------------
Net Sales                                            100.0%              100.0%              100.0%

Restaurant costs and expenses:
   Cost of Sales                                      27.5%               26.7%               26.1%
   Labor                                              35.5%               34.7%               33.8%
   Operating                                          16.6%               18.7%               18.0%
   Occupancy                                          11.2%                9.6%                9.8%
   Depreciation and amortization                       3.9%                4.1%                4.0%
   Preopening expenses                                 0.0%                1.0%                0.0%
   Impairment of long-lived assets                     0.0%                6.3%                0.0%
   Loss on diner closing                               0.3%                0.0%                0.0%
                                              --------------      --------------      --------------

      Restaurant Operating Income (Loss)               5.0%               -1.1%                8.3%

General and administrative expenses                    9.0%               10.7%               10.8%
Depreciation and amortization                          1.1%                1.2%                1.2%
Write-off of abandoned site costs                      0.8%                0.3%                0.0%
                                              --------------      --------------      --------------

      Operating Loss                                  -5.9%              -13.3%               -3.7%

Proceeds from Fire Insurance Claim                     0.4%                0.0%                0.0%
Interest Expense                                      -0.6%               -0.3%               -0.1%
Investment Income                                      0.2%                0.3%                0.4%
                                              --------------      --------------      --------------

   Net Loss                                           -5.9%              -13.3%               -3.4%
                                              ==============      ==============      ==============

Year Ended December 30, 2001 Compared to the Year Ended December 31, 2000

         Net sales for the fiscal year ended December 30, 2001 ("Fiscal 2001") of $31,833,252 increased $273,717 or .9% compared to the fiscal year ended December 31, 2000. ("Fiscal 2000"). Full year of operations during fiscal 2001 in Virginia Beach, Virginia and Gaithersburg, Maryland ("New Stores") resulted in an increase of $1,531,161 while same store sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) decreased $1,257,444 or 4.3% compared to Fiscal 2000. Sales for the twelve weeks ended December 30, 2001 (Fourth Quarter 2001) showed increased same store sales of $84,160, or 1.3% while new store sales declined $272,133 or 23.2%.

         Cost of sales, consisting of food and beverage costs, increased from 26.7% of net sales in Fiscal 2000 to 27.4% of net sales in Fiscal 2001. The increase of 0.7% was attributable to higher food costs as well as an increasing emphasis on value oriented menu offerings.

         Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits increased 0.8% to 35.5% of net sales for Fiscal 2001. The increase of $360,262 was due, in part, to higher hourly labor costs. Labor for same stores decreased 0.6%, or $63,604, offset by new store labor increases of $423,866.

         Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising decreased 2.1% to 16.6% of net sales for Fiscal 2001, compared to 18.7% for Fiscal 2000. A decrease of $450,000 in promotion and marketing expenses as well a reduction of $185,000 in administrative costs accounted for a substantial portion of the change.

         Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $514,096 for Fiscal 2001 compared to Fiscal 2000. As a percentage of net sales occupancy expenses increased 1.5% in Fiscal 2001 to 11.2% compared to 9.7% in Fiscal 2000. The majority of the dollar increase, or $279,000 was attributable to the New Stores full year of operations. In addition, higher property insurance premiums and common area maintenance costs contributed to higher occupancy expenses in Fiscal 2001.

         Restaurant depreciation and amortization decreased $50,837 to $1,253,409 for Fiscal 2001. Depreciation and amortization expense for same stores decreased approximately $158,000, a result of the Company write-down, in Fiscal 2000, of the assets of two restaurants.

         The Company periodically evaluates its asset base for potential impairment of long-lived assets, including goodwill, utilizing projections of undiscounted cashflows in order to determine the future recoverability of an asset or group of assets. In Fiscal 2000, the trends of operations of two restaurants indicated the undiscounted cashflows from their operations would be less than the net book value of the assets of the two restaurants. As a result, during the fourth quarter of Fiscal 2000 the Company recorded an impairment loss of $1,980,116. Management believes that it has taken all of the appropriate actions regarding the carrying value of its' assets and that no further material impairment exists at this time. The Company will adopt the provisions of SFAS No. 142 on December 31, 2001 and will complete its initial assessment of goodwill impairment by June 29, 2002. The impact of impairment, if any, will be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

         On November 16, 2001, the Company entered into a lease termination agreement to close its diner in Towson, Maryland. The Company incurred $295,726 of expense in connection with terminating its lease and closing the diner. These expenses were offset by a write-off of $186,986 of deferred rent related to the Towson diner for a net expense of $108,740. The Company had cash expenditures of $254,673 related to the closing of the diner.

         Preopening expenses of $318,282 in Fiscal 2000 were principally labor costs (wages, taxes and benefits) incurred prior to opening the New Stores. There were no pre-opening expenses in Fiscal 2001.

         General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $2,873,327 for Fiscal 2001, a decrease of $506,631. As a percentage of net sales, the Company's administrative overhead decreased 1.7% to 9.0% in Fiscal 2001 from 10.7% in Fiscal 2000. This was primarily due to a decrease in investor relations expenses, professional fees and travel costs.

         Abandoned site costs were $267,448 in Fiscal 2001. The decision to abandon plans to construct a diner in the Pentagon Row site in Arlington Virginia led to Fiscal 2001 expenses of $267,448 for the lease termination and other fees. Legal, architectural and design costs of $102,012 for Pentagon Row were written off in Fiscal 2000.

         The Company earned $65,641 in investment income for Fiscal 2001, compared to investment income of $91,759 for Fiscal 2000. The decrease is primarily a result of reduced levels of cash available for investment as well as lower yields. Interest expense was $191,155 for Fiscal 2001 and $85,963 for Fiscal 2000. The increase in interest expense was attributable to the increase in funds borrowed under the Company's line of credit.

         Net loss for Fiscal 2001 was $1,899,451 or $0.16 per share, compared to a net loss of $4,195,564 or $0.36 per share in Fiscal 2000. Excluding the impact of the charge for impairment of long-lived assets, the net loss for fiscal year 2000 was $2,215,448 or $0.19 per share. Weighted average shares outstanding remained essentially unchanged in 2001 versus 2000. Management expects that the Company will continue to incur losses, but at reduced levels due to reductions in administrative expenses, until revenues and operating efficiencies are sufficient to absorb the general and administrative expenses associated with developing and running the company.

Year Ended December 31, 2000 Compared to the Year Ended January 2, 2000

         Net sales for the fiscal year ended December 31, 2000 ("Fiscal 2000") of $31,559,535 increased $2,402,169 or 8.2% compared to the fiscal year ended January 2, 2000 ("Fiscal 1999"). Substantially all of the increased sales were attributable to new unit openings in Virginia Beach, Virginia and Gaithersburg, Maryland.

         Comparable Company sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) were flat compared to Fiscal 1999. Same store customer counts were down 5.2%, while check averages increased 5.8%. The Company also had a 6.5% decrease in take-out sales further eroding the gains achieved in the average check. The Company believes the reversal of nine consecutive quarters of same store sales increases was primarily caused by three factors. First, the more contemporary menu implemented in April 2000 did not meet the expectations of our customers; second, the price action taken at the time of the new menu implementation met some consumer resistance and lastly, the marketing activities employed in 2000 were not adequate to move the business above the record levels achieved in Fiscal 1999.

         Cost of sales, consisting primarily of food and beverage costs, increased from 26.1% of net sales in Fiscal 1999 to 26.7% of net sales in Fiscal 2000. The increase of 0.6% was attributable to increased costs in the existing stores and higher costs in the New Stores related to slightly different menu offerings as well as the initial cost escalation normally associated with the new unit openings.

         Labor, which consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits increased 0.9% to 34.7% of net sales for Fiscal 2000. The increase was largely due to the overstaffing of New Stores during the first several periods of operation.

         Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising increased 0.7% to 18.7% of net sales for Fiscal 2000, compared to 18.0% for Fiscal 1999. Increased supply, utility, maintenance costs, credit card fees and advertising expenses accounted for the majority of the increase. The New Stores had only a minimal impact on these expenses.

         Occupancy, which is composed primarily of rent, property taxes and property insurance, increased $175,369 for Fiscal 2000 compared to Fiscal 1999. As a percentage of net sales occupancy expenses decreased 0.2% in Fiscal 2000 to 9.6% compared to 9.8% in Fiscal 1999. Nearly all of the dollar increase was attributable to the New Stores and was offset by a $59,311 rent refund, relating to a partial taking of the parking lot under the right of eminent domain at the Springfield location. The company does not anticipate a significant negative impact on sales as a result of the partial taking of the parking lot.

         Restaurant depreciation and amortization increased $131,849 to $1,304,246 for Fiscal 2000. Approximately two thirds of the increase was a result of depreciation associated with the addition of the New Stores. The remainder of the increase was a product of upgrading the existing asset base.

         General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $3,379,958 for Fiscal 2000, an increase of $246,885, or 7.9%, compared to Fiscal 1999. The dollar increase in expenses was largely due to the recruitment and hiring of a vice president of operations coupled with a re-alignment of field management personnel and the recruitment, hiring and training of store management personnel for the New Stores. As a percentage of net sales, general and administrative expenses remained flat at 10.7% for Fiscal 2000. The Company's administrative overhead as a percentage of net sales remains above the industry average primarily due to the cost of the corporate management team required to support the Company's growth plans, which have been slower than anticipated.

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

         The $102,012 write off of abandoned site costs is related to legal, architectural and design costs for the Pentagon Row site in Arlington, Virginia which the Company decided not to construct.

    The Company earned $91,759 in investment income for Fiscal 2000, compared to investment income of $100,917 for Fiscal 1999. The decrease is primarily a result of reduced levels of cash available for investment, stemming from the construction of the New Stores. Interest expense was $85,963 for Fiscal 2000 and $23,826 for Fiscal 1999. The increase in interest expense was attributable to the increase in funds utilized under the Company's line of credit.

         Net loss for Fiscal 2000 was $4,195,564 or $0.36 per share, compared to a loss of $971,879 or $0.08 per share in Fiscal 1999. Excluding the impact of the charge for impairment of long-lived assets, the net loss for Fiscal 2000 was $2,215,448 or $0.19 per share. Weighted average shares outstanding remained essentially unchanged in 2000 versus 1999. Management expects that the Company will continue to incur losses until such time as revenue generation from increased market penetration operating efficiencies are sufficient to absorb the general and administrative infrastructure costs currently in place.

Recent Accounting Pronouncement

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.7 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $185,000 for the fiscal year ended December 30, 2001. The Company will adopt the provisions of SFAS No. 142 on December 31, 2001, and will complete its initial assessment of goodwill impairment by June 29, 2002. The impact of impairment, if any is determined during such an assessment, will be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

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

         At December 30, 2001, the Company's cash and cash equivalents were $1,839,091, an increase of $1,293,860 over Fiscal 2000 as a result of additional borrowings on available credit facilities. The Company's working capital deficit was $230,593 compared to a deficit of $893,151 at December 31, 2000, an improvement of $662,558 during 2001 as a result of additional borrowings. Additionally, the Company's long-term debt was $2,557,317 and stockholders' equity was $11,459,263.

         Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility and additional cost reductions, where necessary, will be sufficient to meet the anticipated needs for working capital, capital expenditures and non-cancelable lease obligations for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities, subject to consent being received from the Company's bank, or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all.

         The Company closed its diner in Towson, Maryland on November 18, 2001. Expenses related to termination of the lease and closure of the diner were $295,726, offset by a write off of deferred rent of $186,986, for a net expense of $108,740. The cash expenditures related to the closing of the diner were $254,673.

         The Company has a loan agreement with its bank whereby the Company may borrow, through December 31, 2002 up to $3,000,000. As of December 30, 2001, the Company has borrowed $2,500,000 under the agreement. Terms of the loan agreement limit the Company's ability to incur new debt, which may restrict the Company's ability to expand and to finance working capital requirements. As defined in the loan agreement, the Company may draw additional funds only to the extent that its cash flow is equal to or greater than 1.3 times the debt service coverage requirements. The amount borrowed in 2000, $1,000,000, was payable interest only until December 1, 2001. Principal and interest are payable monthly beginning January 1, 2002 through December 1, 2007. The amount borrowed in 2001, $1,500,000, is payable interest only until December 1, 2002. Principal and interest are payable monthly beginning January 1, 2003 through December 1, 2008. Annual principal payments are $166,667 in 2002, $416,667 in 2003 thru 2007 and $250,000 in 2008.

         Currently, the Company does not meet the debt service coverage requirements of the loan agreement. Future borrowings under the agreement may be dependent on the Company meeting the debt service coverage requirements at the time of the additional borrowing. However, the Company's failure to maintain the debt service coverage ratio for any quarter including the quarter ended December 30, 2001, shall not be a default under the loan agreement, if, during the immediately succeeding quarter the Company achieves a material improvement in the debt service coverage ratio and demonstrates a reasonable prospect of achieving the debt service coverage ratio by the beginning of the next quarter.

Impact of Inflation

         Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements

INDEPENDENT AUDITORS' REPORT                                                 17


CONSOLIDATED FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 30, 2001 AND DECEMBER 31, 2000                                 18


     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000
     AND JANUARY 2, 2000                                                     19


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
     EQUITY FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001,
     DECEMBER 31, 2000 AND JANUARY 2, 2000                                   20


     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND
     JANUARY 2, 2000                                                         21


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   22

                   [LETTERHEAD OF REZNICK FEDDER & SILVERMAN]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Silver Diner, Inc.

We have audited the accompanying consolidated balance sheets of Silver Diner, Inc. and Subsidiary (the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Diner, Inc. and Subsidiary as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 28, 2002

                        Silver Diner, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                     December 30, 2001 and December 31, 2000

                                                                           2001            2000
                                                                       ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $  1,839,091    $    545,231
   Accounts receivable - landlords                                                -         559,311
   Inventory                                                                 99,846         178,332
   Incentive rebates                                                         53,296          70,664
   Prepaid expenses and other current assets                                 79,985         156,145
                                                                       ------------    ------------
              Total current assets                                        2,072,218       1,509,683

Property, equipment and improvements, net                                13,241,787      14,219,713

Due from related parties                                                     40,000          60,000
Goodwill, net                                                             1,745,599       1,930,093
Deferred charges and other, net                                             370,778         486,893
                                                                       ------------    ------------

Total assets                                                           $ 17,470,382    $ 18,206,382
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $  2,118,345    $  2,385,034
   Notes payable, current portion                                           184,466          17,800
                                                                       ------------    ------------
              Total current liabilities                                   2,302,811       2,402,834

Long term liabilities:
   Deferred rent liability                                                1,150,991       1,349,803
   Notes payable, net of current portion                                  2,557,317       1,241,783
                                                                       ------------    ------------
Total liabilities                                                         6,011,119       4,994,420
                                                                       ------------    ------------

Commitments and contingencies                                                     -               -

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized,
     none issued                                                                  -               -
   Common stock, $.00074 par value, 20,000,000 shares authorized;
     at December 30, 2001, 11,761,004 shares issued and outstanding;
     at December 31, 2000, 11,627,836 shares issued and outstanding;          8,687           8,589
Additional paid-in capital                                               30,797,207      30,699,460
Treasury stock (138,702 and 183,702 shares of common stock at cost)         (72,913)       (121,820)
Accumulated deficit                                                     (19,273,718)    (17,374,267)
                                                                       ------------    ------------
              Total stockholders' equity                                 11,459,263      13,211,962
                                                                       ------------    ------------

Total liabilities and stockholders' equity                             $ 17,470,382    $ 18,206,382
                                                                       ============    ============

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Fiscal Years Ended
                                              ----------------------------------------------
                                              December 30,     December 31,      January 2,
                                                  2001               2000           2000
                                              ------------     ------------     ------------
Net sales                                     $ 31,833,252     $ 31,559,535     $ 29,157,366
                                              ------------     ------------     ------------

Restaurant costs and expenses
Cost of sales                                    8,738,148        8,422,103        7,609,271
Labor                                           11,296,483       10,936,221        9,850,921
Operating                                        5,292,679        5,912,929        5,234,014
Occupancy                                        3,556,400        3,042,304        2,866,935
Depreciation and amortization                    1,253,409        1,304,246        1,172,397
Preopening expenses                                      -          318,282                -
Impairment of long-lived assets                          -        1,980,116                -
Loss from diner closing                            108,740                -                -
                                              ------------     ------------     ------------

Total restaurant costs and expenses             30,245,859       31,916,201       26,733,538
                                              ------------     ------------     ------------

Restaurant operating income (loss)               1,587,393         (356,666)       2,423,828

General and administrative expenses              2,873,327        3,379,958        3,133,073
Depreciation and Amortization                      334,653          362,724          339,725
Write off of abandoned site costs                  267,448          102,012                -
                                              ------------     ------------     ------------
         Operating Loss                         (1,888,035)      (4,201,360)      (1,048,970)

Other income (expense)
Net proceeds from fire insurance                   114,098                -                -
Interest expense                                  (191,155)         (85,963)         (23,826)
Investment income, net                              65,641           91,759          100,917
                                              ------------     ------------     ------------

NET LOSS                                      $ (1,899,451)    $ (4,195,564)    $   (971,879)
                                              ============     ============     ============

Basic and diluted loss per common share       $      (0.16)    $      (0.36)    $      (0.08)
                                              ============     ============     ============

Weighted average common shares outstanding      11,705,187       11,611,915       11,586,512
                                              ============     ============     ============

    The accompanying notes are an integral part of these financial statements

                       Silver Diner Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000


                                             Common Stock              Treasury Stock      Additional
                                       ------------------------  ------------------------    Paid-in    Accumulated
                                          Shares       Amount       Shares        Cost       Capital       Deficit       Total
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance at January 3, 1999              11,585,510  $     8,558            -  $         -  $30,436,261  $(12,206,824) $18,237,995

Issuance of common stock                    15,050           11            -            -       10,878             -       10,889
Common stock purchased                      (7,869)          (6)           -            -       (9,994)            -      (10,000)
Purchase of treasury stock                       -            -     (165,802)    (101,239)           -             -     (101,239)
Stock options issued                             -            -            -            -       31,015             -       31,015
Cancellation of outstanding options              -            -            -            -      (24,604)            -      (24,604)
Amortization of unearned compensation            -            -            -            -      102,217             -      102,217
Net loss                                         -            -            -            -            -      (971,879)    (971,879)
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------

Balance at January 2, 2000              11,592,691        8,563     (165,802)    (101,239)  30,545,773   (13,178,703)  17,274,394


Issuance of common stock                    27,744           21            -            -       22,048             -       22,069
Stock options exercised                      7,401            5            -            -           (3)            -            2
Purchase of treasury stock                       -            -      (72,900)     (76,581)           -             -      (76,581)
Issuance of treasury stock                       -            -       55,000       56,000      (28,500)            -       27,500
Stock options issued                             -            -            -            -       11,969             -       11,969
Cancellation of outstanding options              -            -            -            -      (22,344)            -      (22,344)
Amortization of unearned compensation            -            -            -            -      170,517             -      170,517
Net loss                                         -            -            -            -            -    (4,195,564)  (4,195,564)
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------

Balance at December 31, 2000            11,627,836        8,589     (183,702)    (121,820)  30,699,460   (17,374,267)  13,211,962


Issuance of common stock                   117,815           87            -            -       16,672             -       16,759
Stock options exercised                     15,353           11            -            -           36             -           47
Issuance of treasury stock                       -            -       45,000       48,907      (26,407)            -       22,500
Cancellation of outstanding options              -            -            -            -      (29,118)            -      (29,118)
Amortization of unearned compensation            -            -            -            -      136,564             -      136,564
Net loss                                         -            -            -            -            -    (1,899,451)  (1,899,451)
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------

Balance at December 30, 2001            11,761,004  $     8,687     (138,702) $   (72,913) $30,797,207  $(19,273,718) $11,459,263
                                       ===========  ===========  ===========  ===========  ===========  ============  ===========

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Fiscal years ended
                                                                    -----------------------------------------
                                                                    December 30,   December 31,   January 2,
                                                                       2001           2000           2000
                                                                    -----------    -----------    -----------
Cash flows from operating activities
Net loss                                                            $(1,899,451)   $(4,195,564)   $  (971,879)
Adjustments to reconcile net loss to net cash provided by
 (used in) operations
   Depreciation and amortization                                      1,588,062      1,666,970      1,512,122
   Impairment of long-lived assets                                            -      1,980,116              -
   Loss on diner closing                                                108,740              -              -
   Development and abandoned site costs                                       -        102,012              -
   Compensation expense - stock options and deferred compensation       107,493        160,142        108,627
Changes in operating assets and liabilities
   Accounts receivable- landlords                                       559,311       (559,311)             -
   Inventory                                                             78,486        (43,634)         4,341
   Prepaid rent                                                               -        158,447         24,349
   Incentive rebates                                                     17,368         38,264        (47,518)
   Prepaid expenses and other current assets                             76,160         (9,575)       (35,904)
   Deferred charges and other                                          (179,610)       (48,056)       (25,683)
   Accounts payable and accrued expenses                               (266,689)       627,227       (204,377)
   Deferred rent liability                                              (11,827)        54,471        122,058
   Due from related parties                                              20,000         39,851         15,777
                                                                    -----------    -----------    -----------

       Net cash (used in) provided by operating activities              198,043        (28,640)       501,913
                                                                    -----------    -----------    -----------

Cash flows from investing activities
   Purchases of property and equipment                                 (425,642)    (2,327,904)      (792,156)
   Maturities of short term investments                                       -        813,452        750,000
   Purchase of short term investments                                         -              -       (816,855)
                                                                    -----------    -----------    -----------

       Net cash used in investing activities                           (425,642)    (1,514,452)      (859,011)
                                                                    -----------    -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                                16,759         22,066         10,889
   Purchase of common stock                                                   -              -        (10,000)
   Purchase of treasury stock                                                 -        (76,581)      (101,239)
   Proceeds from issuance of treasury stock                              22,500         27,500              -
   Proceeds from long-term debt                                       1,500,000      1,000,000              -
   Payment of long-term debt                                            (17,800)        (7,417)             -
                                                                    -----------    -----------    -----------

       Net cash provided by (used in) financing activities            1,521,459        965,568       (100,350)
                                                                    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  1,293,860       (577,524)      (457,448)
Cash and cash equivalents at beginning of the period                    545,231      1,122,755      1,611,757
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of the period                      $ 1,839,091    $   545,231    $ 1,154,309
                                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
             Interest paid                                          $   186,659    $    80,141    $    37,492
                                                                    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            December 30, 2001, December 31, 2000 and January 2, 2000


1.   Organization

     Silver Diner, Inc. (the "Company") and its subsidiary develop and operate the Silver Diner restaurant chain. At December 30, 2001, the Company owned and operated 10 diners in the Washington metropolitan area, one in Cherry Hill, New Jersey and one in Virginia Beach, Virginia.

2.   Summary Of Significant Accounting Policies

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts and operations of the Company and its subsidiary, Silver Diner Development, Inc. (SDDI). All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year
     -----------

     The Company operates on a 52- or 53-week fiscal year that ends on the Sunday nearest December 31. The fiscal quarters for the Company consist of accounting periods of 16, 12, 12, and 12 or 13 weeks, respectively. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks and ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid short-term investments with maturity of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value.

     Inventory
     ---------

     Inventory consists of food and supplies and is stated at the lower of cost (first-in, first-out) or market value.

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


2.   Summary Of Significant Accounting Policies (Continued)

     Pre-opening Costs
     -----------------

     In accordance with Statement of Position (SOP) No. 98-5, "Reporting on the Cost of Start-Up Activities," costs associated with start-up activities, such as opening a new facility, are expensed as incurred.

     Goodwill
     --------

     Cost in excess of fair value of net assets acquired related to the acquisition of the minority interest in SDLP is amortized on a straight-line basis over 15 years.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.7 million, which will be subject to the transition provisions of SFAS
     142. Amortization expense related to goodwill was $185,000 for the fiscal year ended December 30, 2001. The Company will adopt the provisions of SFAS No. 142 on December 31, 2001. The Company will complete its initial assessment of goodwill impairment by June 29, 2002. The impact of impairment, if any is determined during such an assessment, will be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

     Deferred Finance Costs
     ----------------------

     Deferred finance costs consist primarily of legal expenses incurred in connection with the credit facility are amortized over the term of the loan agreement using the straight-line method. Amortization expense for fiscal years 2001, 2000 and 1999 was $25,260, $13,948 and $-0-, respectively.

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


2.   Summary Of Significant Accounting Policies (Continued)

     Net Loss Per Common Share
     -------------------------

     Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, which requires presentation of basic and diluted earnings per share amounts and a reconciliation of the respective calculations. The Company incurred a net loss for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000; therefore, all potential common shares are antidilutive and are not included in the calculation of diluted net loss per share. At December 30, 2001, December 31, 2000 and January 2, 2000, there were, respectively, 177,888, 206,151 and 80,713 restricted shares of common stock outstanding, issued pursuant to the Restaurant Operating Partner Program.

     Evaluation of Long-Lived Assets
     -------------------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets, including goodwill, and property and equipment on a restaurant-by-restaurant basis, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. At December 31,2000 based on that evaluation, the trends of operations of two restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived assets of the two restaurants. As a result, during the fourth quarter of 2000, the carrying values were written down to the Company's estimates of fair value and an impairment charge of $1,980,116 related to the two restaurants was recorded. Fair value was estimated utilizing the best information available using estimates, judgments and projections. During fiscal years 2001, 2000 and 1999, the Company wrote off equipment with a net book value of $30,065, $52,126 and $41,400, respectively, which is included in depreciation and amortization within the statement of operations. The write-off resulted from the elimination of the operational usefulness for certain equipment and the identification of obsolete or no-longer-in-service equipment. Management believes no additional material impairment of these assets exists at December 30, 2001.

     Abandoned Site Costs
     --------------------

     Abandoned site costs includes deferred site costs including legal, design and development costs for potential restaurant sites the Company is no longer pursuing. On March 2, 2001, the Company executed a lease modification agreement in connection with the proposed Silver Diner at Pentagon Row. The agreement in part preserved the Company's interest in the location until September 7, 2001. On March 30, 2001, the Company exercised its option to terminate the lease agreement. During fiscal 2000, the Company recorded $102,012 of abandoned site costs related to legal, architectural and design costs for the Pentagon Row site. During fiscal year 2001, abandoned site costs in connection with the lease termination agreement were $267,448.

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


2.   Summary Of Significant Accounting Policies (Continued)

     Diner Closing Costs
     -------------------

     On November 16, 2001, the Company entered into a lease termination agreement to close its diner in Towson, Maryland. The Company incurred $295,726 of expense in connection with terminating its lease and closing the diner. These expenses were offset by a write-off of $186,986 of deferred rent related to the Towson diner.

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

     Reclassification
     ----------------

     Certain prior year balances have been reclassified to conform to the 2001 presentation.

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

3.   Proceeds from Fire Insurance

     In March 2001, the Tysons Corner Silver Diner sustained property damage resulting from a fire. The Company received insurance proceeds to repair the damaged property and was reimbursed for lost income, net of expenses, during the period the diner was closed for repairs, in the amount of $114,098.

4.   Acquisition of Minority Interest in Silver Diner Limited Partnership

     On June 13, 1996, the Company purchased all of the limited partnership interests in Silver Diner Limited Partnership (SDLP) from the original investors for $2,472,000 and 84,000 warrants (New Warrants) to purchase common stock at $8.00 per share. The New Warrants were exercisable until the earlier of 30 days following a public offering of common stock or January 31, 1998. The acquisition was accounted for under the purchase method and the entire cost of the transaction, $2.8 million, has been allocated to goodwill based on the Company's estimate that the fair value of the tangible assets acquired approximates book value. The goodwill is being amortized on a straight-line basis over 15 years. Amortization expense related to goodwill is $185,000 in fiscal years 2001, 2000 and 1999.

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


5.   Property, Equipment and Improvements

     The major components of property, equipment and improvements are as follows:

                                                    December 30,   December 31,
                                                        2001           2000
                                                    ------------   ------------
     Land                                           $  1,737,655   $  1,737,655
     Buildings and leasehold improvements             11,648,642     11,580,836
     Furniture, fixtures and equipment                 6,008,395      5,819,627
     Deferred lease costs                                883,337        883,680
                                                    ------------   ------------
                                                      20,278,787     20,021,798
                                                    ------------   ------------

     Less accumulated depreciation and amortization    7,036,242      5,802,085
                                                    ------------   ------------
                                                    $ 13,241,787   $ 14,219,713
                                                    ============   ============

     Depreciation expense was $1,287,032, $1,344,247 and $1,269,055 for fiscal 2001, 2000 and 1999, respectively.

6.   Accounts Payable and Accrued Expenses


     Accounts payable and accrued expenses consist of the following:

                                                    December 30,   December 31,
                                                        2001           2000
                                                    ------------   ------------

           Trade payables                           $  1,235,364   $  1,561,715
           Payroll and related taxes                     671,121        612,595
           Sales and use taxes                           211,860        210,724
                                                    ------------   ------------
                                                    $  2,118,345   $  2,385,034
                                                    ============   ============

7.   Credit Facilities

     Loan Agreement
     --------------

     In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3,000,000 credit facility bearing interest at the rate of prime + .50% (5.25% at December 30, 2001). The agreement was amended in May 2000 and a replacement agreement was executed. During 2000, the Company borrowed $1,000,000 to finance development and construction of new restaurants. During 2001, the Company borrowed $1,500,000 to finance working capital requirements. The $1,000,000 credit facility is payable in monthly interest-only installments through December 2001 and in principal and interest installments thereafter through December 2007. The $1,500,000 credit facility is payable in monthly interest-only installments through December 2002 and in principal and interest installments thereafter through December 2008. The credit facility is collateralized by equipment and inventory of the Company. For the fiscal years ended December 30, 2001 and December 31, 2001, the Company incurred $173,574 and $61,945, respectively, in interest expense related to the credit facility

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


7.   Credit Facilities (Continued)

     Loan Agreement (Continued)
     --------------

     The Company may only draw additional funds to the extent it continues to remain in compliance with the facility's debt service coverage requirements. As of December 30, 2001, the Company is not in compliance with the debt service coverage requirements. However, the Company's failure to maintain the debt service coverage ratio for any quarter including the quarter ended December 30, 2001, shall not be a default under the loan agreement, if, during the immediately succeeding quarter, the Company achieves a material improvement in the debt service coverage ratio and demonstrates a reasonable prospect of achieving the debt service coverage ratio by the beginning of the next quarter.

     Note Payable
     ------------

     In June 1997, the Company entered into a note agreement in the amount of $267,000 with a bank to purchase a parcel of land from the Company's president. The principal balance of the note, originally due in June 1999, was extended through June 2000. In July 2000, the note was extended through June 2003. Interest was paid monthly at an annual rate of 9.25% through July 2000. In August 2000, the Company began paying principal in the amount of $1,483 monthly plus interest at the prime rate (4.75% at December 30, 2001). The note is collateralized by the land purchased. The Company incurred $17,581, $24,018 and $23,826 in interest expense for fiscal 2001, 2000 and 1999, respectively.

     Aggregate maturities of credit facilities for the five years following December 30, 2001 are as follows:

                     Fiscal years
                             2002      $      184,466
                             2003             640,650
                             2004             416,667
                             2005             416,667
                             2006             416,667

8.   Notes Receivable

     During 1997, the Company entered into note agreements totaling $132,000 with an outside party, which owns and maintains the jukeboxes in four Silver Diner units. The Company receives principal and interest payments on these notes on a monthly basis. The outstanding balance, classified as deferred charges and other, was $80,251 and $87,355 at December 30, 2001 and December 31, 2000. Principal payments are based on the amount of monthly cash flow generated by the jukeboxes, net of interest calculated at a rate of 9% annually. For fiscal years 2001, 2000 and 1999, the Company has received $7,104, $10,544 and $15,830 in principal payments, respectively, and $7,128, $8,802 and $11,587 in interest income, respectively.

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


9.   Related Party Transactions

     Silver Diner Potomac Mills, Inc.
     --------------------------------

     The Company leases the diner at Potomac Mills pursuant to two lease agreements with Silver Diner Potomac Mills, Inc., a corporation wholly-owned by the president of the Company. The leases expire October 14, 2011 and include annual CPI adjustments to base rent and percentage rent based on gross receipts. The amount of property leased was reduced in 1997 by the land purchase described in Note 7. For the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, occupancy costs include $515,050, $356,000 and $360,000, respectively, in rent and related pass-through costs associated with the leases.

     Construction and Real Estate Consulting and Management Services
     ---------------------------------------------------------------

     The Company has from time to time entered into contracts with a Director of the Company and certain affiliates of the Director to provide construction, real estate consulting and real estate management services to the Company. During fiscal years ended December 30, 2001 and December 31, 2000 the Company incurred costs of $193,191 and $1,050,648, respectively, for the construction of the Virginia Beach and Lakeforest Mall locations and for renovation of existing diners. During fiscal years 2001 and 2000, $0 and $5,400, was paid, respectively, for real estate consulting services. In addition, the Company paid an affiliate of the Director, which manages the real estate operations for the Merrifield Silver Diner, $210,259 and $189,359, during fiscal 2001 and 2000, respectively, in rent and real estate taxes.

     Keyman Life Insurance
     ---------------------

     The Company is paying premiums for life insurance policies owned by two officers. Expenses of $99,976, $85,362 and $84,596 for 2001, 2000 and 1999,
     respectively consists of premiums paid less the cash surrender value of the policies.

     Due from Related Parties
     ------------------------

     In connection with a 1998 employment continuity agreement, the Company made a $100,000 loan to an officer of the Company. The note, collateralized by the Company's common stock owned by the officer, bears interest at 5.25%. The loan and accrued interest is to be repaid by the officer through the application of annual bonuses in the amount of $20,000, plus accrued interest, by the officer over a five-year period The balance due at December 30, 2001 and December 31, 2000 was $40,000 and $60,000,
     respectively.

10.  Commitments and Contingencies

     Operating Leases
     ----------------

     The Company leases restaurant land and buildings under noncancelable operating leases with terms expiring at dates through 2017. Certain of these leases are with related parties (see Note 9). These leases include minimum lease payments, reimbursable operating costs and real estate taxes. Also, certain of these leases contain renewal options for a maximum of 20 years beyond the original term, have provisions for additional rent based on sales at the individual locations and annual increases based on the consumer price index. The leases provide for certain rent holidays and escalations in payments over the lease terms. The effect of the holidays and escala-

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


10.  Commitments and Contingencies (Continued)

     Operating Leases (Continued)
     ----------------

     tions has been reflected in rent expense on a straight-line basis over the initial lease terms. The excess of expense over cash payments has been reflected in the consolidated financial statements as deferred rent.

     Future minimum annual lease payments as of December 30, 2001 are:

                        2002               $        2,476,087
                        2003                        2,529,132
                        2004                        2,567,868
                        2005                        2,670,315
                        2006                        2,544,989
                  Thereafter                       10,427,143

     Rent expense under the leases for fiscal years 2001, 2000 and 1999 was approximately $2,701,000, $2,382,000 and $2,296,000, respectively.

     Employment Continuity Agreements
     --------------------------------

     SDDI has entered into employment continuity agreements with certain executives. The agreements are for one to five years in length and provide for minimum salary levels, as adjusted for minimum percentage increases and include incentive bonuses based on specified management goals. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 30, 2001 is approximately $1,080,000.

11.  Income Taxes

     At December 30, 2001, the Company has a net operating loss carryforward of approximately $9,059,000 for income tax purposes that expires in 2009 through 2021, which may be used to reduce future income tax expense and tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                December 30,     December 31,
                                                    2001             2000
                                                ------------     ------------

         Net operating loss carryforwards       $  3,602,485     $  3,399,479
         Book over (under) tax depreciation/
            Amortization                             223,207           88,011
         Deferred rent                               457,718          536,501
                                                ------------     ------------
         Deferred tax assets                       4,283,410        4,023,991
         Less: valuation allowance                (4,283,410)      (4,023,991)
                                                ------------     ------------
         Net deferred tax asset                 $          -     $          -
                                                ============     ============

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


11.  Income Taxes (Continued)

     As a result of the Company's history of cumulative losses, a valuation allowance equal to the calculated deferred tax benefit has been recorded at December 30, 2001 and December 31, 2000, respectively.

12.  Stock Compensation Plans

     The Company has the following stock-based compensation plans:

     1996 Employee Stock Purchase Plan
     ---------------------------------

     The 1996 Employee Stock Purchase Plan was adopted in September 1996 by the Company's Board of Directors and approved by shareholders in June 1997, and continues in effect for a term of 10 years. The Company is authorized to issue 300,000 shares under the plan to employees who customarily work at least 20 hours per week and more than five months in a calendar year, and who have been continuously employed by the Company for six months. Under the terms of the plan, employees can choose each quarter to have up to 10 percent of their base earnings (not to exceed $21,250 annually) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The Company implemented the plan in August 1998. During fiscal 2001, 2000 and 1999, 38,279 shares, 27,744 shares and 15,050 shares, respectively, were issued under the plan.

     1996 Stock Option Plan
     ----------------------

     The 1996 Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by the shareholders in June 1997, and continues in effect for 10 years. The plan provides for incentive stock options and nonqualified stock options. Options may be granted to any director, officer, key employee or outside consultant of the Company. Terms of the options are set by the Company's Board of Directors and range from five to ten years, with the ability to accelerate vesting upon the Company achieving certain performance measurements, as predetermined by the Board. The Company has reserved 1,750,000 shares of common stock for issuance under the plan. A total of 141,500, 163,000 and 600,400 options were granted under this plan during fiscal 2001, 2000 and 1999, respectively. A total of 264,800 options are outstanding under the plan at December 30, 2001.

     Restaurant Operating Partners and Restaurant Management Team Programs
     ---------------------------------------------------------------------

     The Restaurant Operating Partner and Restaurant Management Team Programs were adopted by the Company's Board of Directors in December 1996 and implemented in fiscal year 1997. The programs provide for general managers (Operating Partners) and the store manager team (Store Managers) of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company.

     To participate in the program, employees who became Operating Partners prior to January 4, 1999 were required to make an initial investment in discounted Company common stock, which may not be sold or otherwise transferred by the Operating Partner for a period of five years from the date of purchase. Should the

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     Restaurant Operating Partners and Restaurant Management Team
     ------------------------------------------------------------
     Programs (Continued)
     --------

     Operating Partner's employment terminate for any reason other than death or disability, the company has the right to repurchase the stock from the Operating Partner for the amount of his or her investment. Employees who become Operating Partners between January 4, 1999 and December 31, 2001 are required to purchase 8,000 shares of Company common stock at market value and could potentially receive an annual award up to 10,000 shares of common stock, dependent upon achievement of performance criteria as established and evaluated by the Board. During 2001, the Board elected to pay $60,500 in cash awards in lieu of stock to certain operating partners.

     On December 13, 2001, the Board amended the program such that employees who become Operating Partners beginning January 1, 2002 and thereafter are required to purchase 5,000 shares of Company common stock at market value and can potentially receive an annual award of a $5,000 contribution into a new 401(k) program and 3,000 shares of common stock, dependent upon achievement of performance criteria as established and evaluated by the Board. The 401(k) program will be established effective January 1, 2003. The first contribution to the 401 (k) program will consist of cash awards otherwise payable as of December 31, 2002.

     The plan also provided for annual restricted commons stock awards to Store Managers. In 1999, the Company determined that no future stock awards would be made to Store Managers subsequent to the January 1, 1999 stock award issuances.

     For employees who became Operating Partners prior to January 4, 1999, stock awarded at the end of the first year generally vests after the fourth anniversary of the award date. For each year thereafter, stock awards generally vest after the third anniversary of the award date. For employees who became Operating Partners between January 4, 1999 and December 31, 2001, stock awarded at the end of the first year vests after the fifth anniversary of the award date, stock awarded at the end of the second year vests after the fourth anniversary of the award date, and stock awarded in each subsequent year vests after the third anniversary of each award date. For employees who became Operating Partners beginning January 1, 2002 and thereafter, stock awarded will vest in the same manner as the existing plan. However, for cash awards contributed into the 401(k) program, employees become fully vested after having performed five full years of service consisting of five full calendar years during which the employee works at least 1,000 hours starting with (i) the calendar year in which the plan is first established or (ii) if later, the calendar year in which the individual is first hired.

     The stock awards under these plans are awarded at the discretion of the Company's Board of Directors. The Company has reserved 415,000 shares of common stock for issuance under the plan. No shares were issued under the plan during fiscal years 2001, 2000 and 1999.

     Associate Ownership and Profit Sharing Plan--Year 2000
     ------------------------------------------------------

     The Associate Ownership and Profit Sharing Plan for the Year 2000, which was adopted by the Company's Board of Directors in December 1999 for implementation in fiscal year 2000 and amended in March 2001, provides for associates of each of the Company's restaurants to share in the profits of their restaurant and to participate as equity owners of the Company. All associates employed by the Company as of January 1, 2000

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     Associate Ownership and Profit Sharing Plan--Year 2000 (Continued)
     ------------------------------------------------------

     were eligible to receive 100 shares of common stock if still employed by the Company on January 1, 2001. In addition, associates were also eligible to receive shares of common stock from each store's profit pools based on the numbers of hours worked by each employee during fiscal year 2000, with associates working 749 hours or less receiving no profit sharing; associates working between 750 and 1,499 hours receiving a one-half portion and associates working 1,500 hours or more receiving a full profit sharing portion. The Company has reserved 100,000 shares of common stock for issuance under the plan. The Company issued 79,536 shares of common stock on April 23, 2001 to participating employees.

     Associate Ownership and Profit Sharing Plan--Year 2001
     ------------------------------------------------------

     The Associate Ownership and Profit Sharing Plan for the year 2001 was adopted by the Company's Board of Directors in December 2000 for implementation in fiscal year 2001. As amended in March 2001, it provided for associates of each of the Company's restaurants to share in the profits of their restaurant. Eligible associates would receive common stock from each store's profit pool based on the numbers of hours worked by each associate during fiscal year 2001, with associates working 749 hours or less receiving no profit sharing; associates working between 750 and 1,499 hours receiving a one-half portion and associates working 1,500 hours or more receiving a full profit sharing portion. Each associate was required to be employed by the Company on the last business day of fiscal year 2001 in order to participate in the profit sharing.

     Pursuant to resolutions adopted by the Company's Board of Directors on December 13, 2001, the Company will pay the participants in cash rather than in shares of common stock. As of December 30, 2001, $37,700 has been accrued.

     1996 Consultant Stock Option and Stock Purchase Plan
     ----------------------------------------------------

     The 1996 Consultant Stock Option and Stock Purchase Plan was adopted by the Company's Board of Directors in September 1996, and continues in effect for a term of 10 years. The plan provides for the Company's consultants to purchase (i) options to purchase shares of common stock in the Company or
     (ii) shares of common stock in the Company, and apply a portion of the fees otherwise payable to them by the Company to pay the purchase price for such options or common stock. Options under the plan are granted with an exercise price at the fair market value of the common stock on the first day of each calendar quarter, and are exercisable at any time in whole or in part for a period of three years from date of grant and vest immediately. The Company records the transactions at the fair value of the options granted to the consultant, using the Black-Scholes option-pricing model. The Company has reserved 100,000 shares of common stock for issuance under the plan. During fiscal years 2001, 2000 and 1999, no options were issued to consultants under this plan. There are no options outstanding under the plan at December 30, 2001.

     The 1996 Non-Employee Director Stock Option Plan
     ------------------------------------------------

     The 1996 Non-Employee Director Stock Option Plan was adopted by the Company's Board of Directors in September 1996 and approved by shareholders in June 1997, and continues in effect for 10 years. Under the plan, as originally adopted, each non-employee director was granted an option to purchase 1,000 shares of the Company's common stock at fair market value on the first day of each calendar quarter. The plan originally

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     The 1996 Non-Employee Director Stock Option Plan (Continued)
     ------------------------------------------------

     provided that options granted under the plan would be exercisable at any time in whole or in part for a period of three years from date of grant, and would vest immediately. The plan was subsequently amended in 1999 to provide that each non-employee director shall be granted an option to purchase 4,000 shares of the Company's common stock at fair market value on the date of grant. The options are exercisable at any time in whole or in part commencing one year after the date of grant, and expire ten years after the date of grant. The Company has reserved 150,000 share of common stock for issuance under the plan. A total of 20,000, 20,000 and 27,000 options were granted under this plan during fiscal years 2001, 2000 and 1999, respectively. There are 5,000 options outstanding under the plan at December 30, 2001.

     Second Amended and Restated 1991 Stock Option Plan
     --------------------------------------------------

     The Second Amended and Restated 1991 Stock Option Plan for directors, officers, key employees and consultants provides for incentive and non-qualified stock options. The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to President of the Company. The plan expired in 2001, but all remaining options will remain outstanding for the balance of their terms. At December 30, 2001, 193,276 options are outstanding and no options are available for future grants under the plan.

     Second Amended and Restated Earned Ownership Plan
     -------------------------------------------------

     The Second Amended and Restated Earned Ownership Plan for key employees provides for non-qualified stock options. The options generally expire 10 years from the date of grant, have an option price of $0.0003 and vest 20% at date of grant and 20% on each of the next four anniversaries following the grant date. Options under the plan are exercisable in full if the Company executes a merger agreement or consolidates with another company, if more than 50% of the Company's voting stock is acquired by another person or group in an other than capital stock transaction, or if Robert T. Giaimo ceases to be President of the Company. The plan has no fixed expiration date. At December 30, 2001, 34,271 options are outstanding and no options are available for future grants under the plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Compensation cost charged against income under the Company's plans was $129,026, $160,142 and $108,627 for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

                                                       Fiscal years ended
                                    --------------------------------------------------------
                                    December 30, 2001   December 31, 2001    January 2, 2000
                                    -----------------   -----------------   ----------------
     Net loss:
     As reported                    $      (1,899,451)  $      (4,195,564)  $       (971,879)
     Pro forma                      $      (2,139,290)  $      (4,388,557)  $     (1,164,133)

     Net loss per common share:
     As reported                    $          (0.16)   $           (0.36)  $          (0.08)
     Pro forma                      $          (0.18)   $           (0.38)  $          (0.10)

     Options granted during the fiscal year ended December 30, 2001 were issued pursuant to the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 140.94%. In addition, in estimating the fair value of the options granted under the 1996 Non-Employee Director Stock Option Plan and the 1996 Stock Option Plan, the following weighted-average assumptions were used: risk free interest rate of 4.88% and an expected life of 10 years.

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     A summary of the status of the Company's stock option plans as of December 30, 2001, December 31, 2000 and January 2, 2000 and changes during the years ended on these dates is:

                                          2001                          2000                          1999
                               --------------------------    --------------------------    --------------------------
                                               Weighted-                     Weighted-                     Weighted-
                                                Average                       Average                       Average
                                                Exercise                      Exercise                      Exercise
                                  Shares         Price          Shares         Price          Shares         Price
                               -----------    -----------    -----------    -----------    -----------    -----------
     Shares reserved             2,279,721                     2,419,334                     2,426,735
                               ===========                   ===========                   ===========

     Options outstanding,
         beginning of year       2,115,734    $      1.28      2,114,671    $      1.35      1,691,291    $      1.51
     Granted                       161,500           0.30        183,000           0.96        627,400           1.02
     Exercised                     (15,352)        0.0003         (7,403)        0.0003              -              -
     Forfeited (1)              (1,712,361)        1.2241       (174,534)          1.31       (204,020)          1.63
                               -----------    -----------    -----------    -----------    -----------    -----------
                                                                                                    -
     Options outstanding,
         end of year               549,521    $      1.23      2,115,734    $      1.28      2,114,671    $      1.35
                               ===========    ===========    ===========    ===========    ===========    ===========

     Options exercisable at
         end of year               431,961                     1,191,249                      950,607

     Weighted-average fair
         value of options
         granted during the
         year                                 $      0.23                   $      0.77                   $      0.67

     (1) Individuals holding an aggregate of 1,273,012 options agreed to surrender their options in return for new options to be issued with an exercise price at fair market value on July 31, 2002.

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     The following table summarizes information about stock options outstanding at December 30, 2001.

                                           Options Outstanding                            Options Exercisable
                         -------------------------------------------------------   ---------------------------------
                                                 Weighted           Weighted-                           Weighted-
                              Number             Average             Average           Number            Average
         Range of          Outstanding          Remaining           Exercise         Exercisable         Exercise
      Exercise Prices     at 12/30/2001     Contractual Life          Price         at 12/30/2001         Price
     -----------------   ---------------   -------------------   ---------------   ---------------   ---------------
     Less than $0.01             155,876             2.4 years   $        0.0003           155,876   $        0.0003
     $0.25 to $1.25              269,800             8.0 years             .6669           152,240            0.8603
     $2.25 to $3.60                8,335             1.3 years              3.60             8,335              3.60
     $4.05                       115,510            3.78 years              4.05           115,510              4.05
                         ---------------                                           ---------------

     $0.0003 to $4.05            549,521            5.45 years   $          1.23           431,961   $          1.46
                         ===============                                           ===============


13.  Employee Benefit Plan

     The Company has a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the "Plan") for all employees who have completed one year of service and meet other criteria as described in the Plan Document. Benefits under the Plan are limited to the assets of the Plan. The Company may elect for any plan year to make a matching contribution of up to 100% of the employee's contribution, of the first 6% of the employee's compensation, as defined in the Plan Document. Employees may elect to contribute up to 15% of their eligible compensation on a pretax basis up to a prescribed maximum. During fiscal years 2001, 2000 and 1999, the Company made no contributions to the Plan.

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


14.  Quarterly Results of Operations (Unaudited)

     The following table summarized the consolidated quarterly results of operations for fiscal years 2001 and 2000:

     Year Ended December 30, 2001
     ----------------------------

     Quarters Ended:

                                 April 22         July 15         October 7       December 30
                              -------------    -------------    -------------    -------------
     Net Sales                $  9,377,756     $  7,532,777     $  7,595,300     $  7,327,419

     Operating loss           $   (738,198)    $   (728,705)    $   (107,529)    $   (313,603)

     Net loss                 $   (778,046)    $   (711,978)    $    (73,770)    $   (335,657)

     Basic and diluted
     loss per common share    $      (0.06)    $      (0.06)    $      (0.01)    $      (0.03)

     Weighted average
     Common shares
     outstanding                11,633,600       11,721,275       11,742,504       11,756,666


     Year Ended December 31, 2000
     ----------------------------

     Quarters Ended:

                                 April 23         July 16         October 8       December 31
                              -------------    -------------    -------------    -------------
     Net Sales                $  8,840,179     $  7,522,294     $  7,681,668     $  7,515,394

     Operating loss           $   (770,237)    $   (587,397)    $   (461,817)    $ (2,381,909)

     Net loss                 $   (748,962)    $   (581,701)    $   (464,578)       2,400,323

     Basic and diluted
     loss per common share    $      (0.06)    $      (0.05)    $      (0.04)    $      (0.21)

     Weighted average
     Common shares
     outstanding                11,592,691       11,605,534       11,622,220       11,625,764

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE


PART III

Item 10. Directors and Executive Officers of the Company

         The Directors, Executive Officers and key employees of the Company are as follows:

         NAME              AGE      DIRECTOR SINCE                     POSITION
Robert T. Giaimo           50           1996          Chairman of the Board, President, Chief
                                                      Executive Officer, and Treasurer
Catherine Britton          48           1996          Director
Michael Collier            47           1999          Director
Ype Von Hengst             51           1996          Director, Vice President, Executive Chef, and
                                                      Secretary
Edward H. Kaplan           63           1996          Director
Louis P. Neeb              62           1996          Director
Charles M. Steiner         60           1996          Director

         ROBERT T. GIAIMO has been the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer since March 1996. In 1987 Mr. Giaimo developed and popularized the Silver Diner concept with Ype Von Hengst after conducting a one-year national tour of diner-style restaurants. Mr. Giaimo has been the Co-Founder, Director, President, Chief Executive Officer and Treasurer of Silver Diner Development, Inc. since its inception in 1987. Mr. Giaimo was president, chief executive officer and director of Monolith Enterprises, Inc. ("Monolith") from 1971 to January 1987. From 1972 through 1976, Mr. Giaimo co-founded and operated, through Monolith, Blimpies Restaurant in Georgetown. In 1977, Mr. Giaimo co-founded and operated, through Monolith, The American Cafe restaurant, an innovative, award-winning restaurant chain that was one of the first restaurants to promote "American cuisine" and helped popularize the croissant sandwich. In 1985, Mr. Giaimo sold The American Cafe to W.R. Grace & Co. Mr. Giaimo graduated from the Business School of Georgetown University in 1974 and Harvard University's Smaller Company Management Program in 1982. He is a member of the Young President's Organization and serves as a Director and Co-chairman of Development. In 1993, Mr. Giaimo received an "Entrepreneur of the Year" award from Inc. Magazine in conjunction with Ernst & Young and Merrill Lynch. Mr. Giaimo is married to Catherine Britton. Mr. Giaimo currently serves on the board of directors of Panera Bread Co., a publicly traded company headquartered in St. Louis, Missouri, with annual sales in excess of $200 million.

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

         MICHAEL COLLIER has been a Director since March 1999. Mr. Collier is the President of Uniwest Group, Inc. and Uniwest Construction, Inc., companies which are in the real estate development and general contracting business and serve as the developer and general contractor for the Company's diners. He is also President of Atlantic Environmental Services, Incorporated, a full-service environmental company.

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

         LOUIS P. NEEB has been a Director since March 1996 and was a director of Silver Diner Development, Inc. from 1994 until March 1996. Mr. Neeb is currently President of Neeb Enterprises, Inc., a corporation that provides management consulting services and Chairman of the Board of Mexican Restaurants, Inc. He was the president and chief executive officer of The Spaghetti Warehouse, Inc. from July 1991 until January 1994 and of Geest Food USA from 1989 until 1991. From 1982 until 1987, he served as president and chief executive officer of Creative Food N Fun, a subsidiary of W.R. Grace & Co. From 1985 until 1987, he served as president and chief executive officer of a W.R. Grace & Co., affiliate; Taco Villa, Inc. Mr. Neeb was employed by The Pillsbury Company from 1973 until 1982. From 1980 to 1982, he served as an executive vice president of The Pillsbury Company and as chairman and chief executive officer of its affiliate, Burger King Corporation. In 1973, he was director of operations at Steak & Ale Restaurants, Inc., another affiliate of The Pillsbury Company. His leadership role with Steak & Ale Restaurants, Inc. continued until 1980, after serving as vice president of operations and eventually president and chief operating officer. Currently, Mr. Neeb serves as a director of CEC Entertainment and Franchise Finance Corporation of America, Inc., both publicly traded companies. Mr. Neeb received a BBA in marketing from the University of Notre Dame in 1961 and an MBA from George Washington University in 1969.

         CHARLES M. STEINER has been a Director since March 1996. Mr. Steiner was a director of Silver Diner Development, Inc. from 1987 until March 1996. He was the chief executive officer of Branch Group, Inc., an electric distributor. In 1975, Mr. Steiner founded IMARK, an electric cooperative, and in 1991 founded EDIC, a distribution insurance company. He is a former director and officer of the National Association of Electric Distributors (NAED). He received a B.B.A. in Accounting from the University of Pittsburgh in 1963. Mr. Steiner is currently a private investor.

         There is no family relationship between any of the Company's directors or officers except that Catherine Britton is the wife of Robert T. Giaimo. There are no arrangements between any director of the Company and any other person pursuant to which he was selected as a director.

NON-DIRECTOR EXECUTIVE OFFICER

         PATRICK MESKELL has been Executive Vice President, Operations, since May 2001. From January 1996 to May 2001 he held the position of Senior Vice President, Human Resources. Mr. Meskell was an independent consultant to institutions, specializing in the areas of risk management system design and implementation from 1988 to 1992 and Director of Organizational Development & Management & Operations Training for the Student Loan Marketing Association from 1992 to 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, based solely upon a review of reports and other information furnished to it by its directors, officers, greater than 10% beneficial owners of the Company, and other persons subject to the reporting requirements (collectively, the "Reporting Persons"), all reports required to be filed by such Reporting Persons under Section 16(a) of the Securities Exchange Act of 1934, as amended, were duly filed during the year ended December 31, 2001, with one exception. Michael Collier, a director, exercised an option for 8,861 shares of Common Stock on August 6, 2001 but did not file a Form 4 during September 2001 reporting such exercise. A Form 4 covering this transaction was filed on February 15, 2002.

Item 11. Executive Compensation

         The following table sets forth summary information concerning compensation paid by the Company to each of the Company's executive officers whose aggregate annual cash compensation exceeded $100,000 for fiscal year 2001.

                           Summary Compensation Table

                                              Annual Compensation                         Long-Term Compensation
                                      ---------------------------------- ---------------------------------------------------------
                                                                                     Awards                       Payouts
                                                                         ------------------------------- -------------------------
                                                                                           Securities
                                                           Other Annual    Restricted      Underlying       LTIP      All Other
                                        Salary     Bonus   Compensation      Stock          Options/      Payouts    Compensation
Name and Principal Position    Year       ($)       ($)         ($)       Award(s)($)       SARS($)         ($)          ($)
----------------------------- ------- ------------ ------ -------------- ------------- ----------------- --------- ---------------
Robert T. Giaimo               2001    278,043       0        18,000            0                0 (1)       0         67,842 (2)
Chairman of the Board,         2000    268,697       0        18,000            0                0           0         57,827 (2)
President, Chief Executive     1999    258,315       0        18,000            0                0           0         57,061 (2)
Officer and Treasurer

Ype Von Hengst                 2001    158,495       0        26,000            0                0 (3)       0         32,135 (5)
Director, Vice President,      2000    153,029       0        26,000            0                0           0         27,535 (5)
Executive Chef and Secretary   1999    145,173       0        26,000            0          150,000 (4)       0         27,535 (5)


Patrick Meskell                2001    140,857       0         6,000            0                0 (6)       0              0
Executive VP, Operations       2000    109,769       0         6,000            0                0           0              0
                               1999    101,769     5,000       6,000            0          200,000 (7)       0              0

Jon Abbott                     2001    138,481(11)   0         2,500            0                0           0         32,500 (10)
Vice President, Operations     2000    103,846       0         4,500      100,000 (8)      100,000 (9)       0              0
                               1999          0       0             0            0                0           0              0

-----------------------------

(1) Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, Mr. Giaimo agreed to surrender for cancellation options for 400,000 shares exercisable at $1.2375 per share, expiring on December 14, 2003 and which would have become 100% exercisable at December

         29, 2001. The Board agreed to grant Mr. Giaimo new options for 400,000 shares on July 31, 2002, which options will (i) have an exercise price equal to 110% of the fair market value of the shares on July 31, 2002 (or February 1, 2003, as applicable), (ii) be 100% vested on July 31, 2002 (or February 1, 2003, as applicable) and (iii) expire on July 30, 2007, provided that Mr. Giaimo has the right at any time prior to July 31, 2002 to elect, for federal income tax purposes, to delay until February 1, 2003 issuance of a portion of the new options to be issued to him.

(2) Represents the annual premiums the Company paid on a $3,000,000 split dollar life insurance policy on the life of Mr. Giaimo.

(3) Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, Mr. Von Hengst agreed to surrender for cancellation options for an aggregate of 355,000 shares, as follows:
         (i) an option for 150,000 shares, which would have become 100% exercisable at $1.125 per share on December 29, 2001 and expiring on December 28, 2007: (ii) an option for 55,000 shares, exercisable at $0.625 per share on December 31, 2005 and expiring on December 15, 2008; and (iii) an option for 150,000 shares, exercisable at $1.00 per share, with 60% becoming exercisable on January 1, 2002, 80% on January 1, 2003 and 100% on January 1, 2004, and expiring on December 7, 2009. The Board agreed to grant Mr. Von Hengst new options for an aggregate 355,000 shares on July 31, 2002, which options will (i) have an exercise price equal to the fair market value of the shares on July 31, 2002 (or February 1, 2003, as applicable) and (ii) vest on the same dates and expire on the same dates as would have the previously-described canceled options, provided that Mr. Von Hengst has the right at any time prior to July 31, 2002 to elect, for federal income tax purposes, to delay until February 1, 2003 issuance of a portion of the new options to be issued to him.

(4) Option was canceled pursuant to resolutions approved by the Company's Board of Directors on December 19, 2001, as described in Note 3.


(5) Represents the annual premiums the Company paid on a $1,500,000 split dollar life insurance policy on the life of Mr. Von Hengst.

(6) Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, Mr. Meskell agreed to surrender for cancellation options for an aggregate of 430,012 shares as follows: (i) an option for 100,000 shares, which would have become 100% exercisable at $1.125 per share on December 29, 2001 and expiring on December 28, 2007; (ii) an option for 55,000 shares, exercisable at $0.625 per share on December 31, 2005 and expiring on December 15, 2008; (iii) an option for 200,000 shares, exercisable at $1.00 per share, with 60% becoming exercisable on January 1, 2002, 80% on January 1, 2003 and 100% on January 1, 2004 and expiring on December 7, 2009; and (iv) an option for 75,012 shares exercisable at $4.05 per share on the date of cancellation and expiring on December 30, 2005. The Board agreed to grant Mr. Meskell new options for an aggregate 430,012 shares on July 31, 2002, which options will (i) have an exercise price equal to the fair market value of the shares on July 31, 2002 (or February 1, 2003, as applicable) and (ii) vest on the same dates and expire on the same dates as would have the previously-described canceled options, provided that Mr. Meskell has the right at any time prior to July 31, 2002 to elect, for federal income tax purposes, to delay until February 1, 2003 issuance of a portion of the new options to be issued to him.

(7) Option was canceled pursuant to resolutions approved by the Board of Directors on December 19, 2001 as described in Note 6.

(8) Mr. Abbott acquired 100,000 shares in connection with his initial employment in March of 2000 by the Company, for an aggregate purchase price of $50,000, representing 50% of the fair market value of the shares on March 24, 2000, i.e. 50% of $1.00 per share. Under the terms of Mr. Abbott's employment agreement, the Company had the right to buy back the shares at their purchase price within 60 days if Mr. Abbott terminated his employment with the Company during the first three years. Also, the Company had the right to apply up to 55,000 of the shares purchased by Mr. Abbott from the Company, at the original purchase price of $0.50 per share, to repay the outstanding balance on a non-interest bearing promissory note from Mr. Abbott to the Company in the amount of $32,500, if Mr. Abbott terminated his employment with the Company prior to December 31, 2001. The proceeds of the promissory note were used by Mr. Abbott to defray moving expenses. Following the termination of Mr. Abbott's employment by the Company on May 24, 2001, the Company elected not to purchase any of the foregoing shares and waived repayment by Mr. Abbott of any outstanding balance due under the foregoing promissory note.

(9) Consists of an option to purchase 100,000 shares at $1.00 per share through March 23, 2010, which vested as follows: 30,000 shares on December 31, 2001, 20,000 shares on December 31, 2002, 20,000 shares on December 31, 2003, and 30,000 shares on December 31, 2004. The option expired on May 24, 2001, upon the termination of Mr. Abbott's employment on that date.

(10) Upon the termination of Mr. Abbott's employment on May 24, 2001, the Company forgave the $32,500 promissory note referenced in note 8 above.

(11) Mr. Abbott's employment terminated on May 24, 2001. Per the terms of his employment contract, Mr. Abbott's salary was continued until November 18, 2001. $72,115 of his salary was paid after the May 24, 2001 termination.

STOCK OPTIONS

No stock appreciation rights have been granted or are outstanding. No stock options were granted to the Company's executive officers during the year ended December 31, 2001.

Pursuant to resolutions unanimously adopted by the Company's Board of Directors as of December 19, 2001, the Company has agreed to grant options to the following individuals on July 31, 2002, or on February 1, 2003, if the individual elects to defer the grant date of a portion of the options to enable the options to qualify for federal income tax purposes as incentive stock options, for the following number of shares: (i) Robert T. Giaimo: 400,000 shares; (ii) Ype Von Hengst: 355,000 shares; and (iii) Patrick Meskell: 430,012 shares. The Company agreed to grant these options, which are more fully described in Notes 1, 3 and 6 of the Summary Compensation Table included in this Proxy Statement, in connection with the cancellation of equal numbers of options held by the foregoing individuals. The following table provides information as to the outstanding options at December 30, 2001 held by the following executive officers. No stock appreciation rights are outstanding.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                   Number of Securities Underlying               Value of Unexercised
                                                     Unexercised Options/SARS at              In-the-money Options/SARs
                                                           Fiscal Year End                      at Fiscal Year End (*)
                                                   -------------------------------          ------------------------------
                       Shares
                      Acquired
                         On           Value
     Name           Exercise (#)   Realized ($)  Exercisable (#)  Unexercisable (#)    Exercisable ($)       Unexercisable ($)
----------------    ------------   ------------  ---------------  -----------------    ---------------       -----------------
Robert T. Giaimo         0              0                0                0                    0                     0
Ype Von Hengst           0              0                0                0                    0                     0
Patrick Meskell          0              0           25,004                0                4,993                     0

(*) Represents the difference between the fair market value of the Shares subject to the options, based on the closing price of $0.20 for the Shares on December 28, 2001 (the final trading day for the fiscal year ended December 30, 2001), and the exercise prices of the options.

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

         OFFICER EMPLOYMENT AGREEMENTS. The Company has an employment agreement with Patrick Meskell through March 4, 2004. Although the agreement was not amended, Mr. Meskell was promoted from Senior Vice President, Human Resources, to Executive Vice President, Operations with an increase in his base salary to $150,000, with future adjustments to his base salary to be determined by the Board. In addition, he is entitled to (i) participate in bonus and stock option plans made available to executive employees of the Company; (ii) receive a $500 per month car allowance, (iii) receive life insurance coverage of $500,000; (iv) participate in group health and dental plans generally offered to employees of the Company; (v) receive long term disability insurance coverage in amount of approximately 60% of the employee's base salary per month, subject to a 90 day initial waiting period; (vi) receive three weeks paid vacation that does not accrue or carry over from one year to the next; and (vii) receive sick leave and other benefits, in accordance with the Company's policies for its executives. The employee has a confidentiality and non-competition agreement with the Company.

         The agreement is terminable at any time by either party thereto. However, if the Company terminates the agreement, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary. If the employee resigns and provides at least three months notice, the Company will pay the employee all base salary earned but unpaid on the date of resignation plus three months base salary payable after resignation on the same schedule as the salary that was paid before resignation. If the employee resigns without providing at least three months prior notice, (i) all stock options and all stock purchase rights granted under the Stock Option Plan to the employee (a) subsequent to March 1, 1999, (b) on December 15, 1997, and
(c) to Mr. Meskell on December 29, 1997 will be terminated on the date of resignation; and (ii) the employee will sell and the Company will purchase all Shares of the Company acquired by the employee pursuant to stock options or stock purchase rights within six months prior to the date of resignation at a purchase price equal to the price paid for the Shares.

NON-EMPLOYEE DIRECTOR COMPENSATION

         During the year ended December 31, 2001, each of the Company's non-employee directors received an option to purchase 4,000 Shares on June 15, 2001 under the 1996 Non-Employee Director Stock Option Plan. Such options were exercisable at a price equal to 100% of the fair market value on the date of grant, and were to vest at any time, in whole or in part for period of ten years beginning one year after the date of the grant. Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, each non-employee director agreed to surrender for cancellation options for an aggregate of 12,000 shares under the 1996 Non-Employee Director Stock Option Plan, including the foregoing options, as follows: (i) an option for 4,000 shares, fully vested, exercisable at $1.00 per share and expiring on June 17, 2009; (ii) an option for 4,000 shares, fully vested, exercisable at $0.844 per share and expiring on June 15, 2010; and (iii) an option for 4,000 shares, exercisable at $0.40 per share beginning on June 15, 2002 and expiring on June 14, 2011. In addition, Mr. Kaplan and Mr. Steiner each also agreed to surrender for cancellation an option under the Second Amended and Restated 1991 Stock Option Plan for 5,000 shares, fully vested, exercisable at $4.05 per share and expiring on December 30, 2005. The Board agreed to grant each non-employee director new options under the 1996 Stock Option Plan on July 31, 2002, exercisable for the same number of shares as those that were canceled, and having the same vesting and termination terms as the canceled options, but which will have exercise prices equal to the fair market value of the shares on July 31, 2002. Also pursuant to the foregoing resolutions, all non-employee directors, except for Mr. Collier, each agreed to cancel the following options for an aggregate of 2,000 shares under the 1996 Non-Employee Director Stock Option Plan in exchange for new options under the 1996 Stock Option Plan with similar vesting and exercise prices, but which do not expire until December 18, 2011: (i) a fully vested option for 1,000 shares exercisable at $0.8125 per share and expiring December 31, 2001; and (ii) a fully vested option for 1,000 shares exercisable at $0.938 per share and expiring March 31, 2002. Mr. Collier agreed to the cancellation of his option for 1,000 shares under the 1995 Non-Employee Director Stock Option Plan, fully vested and exercisable at $0.938 per share and expiring March 31, 2002, in exchange for a new option for 1,000 shares under the 1996 Stock Option Plan, fully vested on the date of grant, exercisable at $0.938 per share and which expires on December 18, 2011.

           Other than the option grants and the reimbursement of certain expenses, non-employee directors received no other compensation for service as directors for the year ended December 30, 2001. Mr. Louis Neeb received $2,000 in 2001 as payment for consulting services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 30, 2001, the Company had 11,761,004 Shares issued and outstanding. The following table sets forth, to the Company's knowledge as of December 30, 2001, the beneficial ownership of Shares by each person or entity beneficially owning more than 5% of the Shares, each director, each nominee, and certain executive officers, individually, and all directors and executive officers as a group.

                                                                        Amount and Nature of
            Name and Address (1) of Beneficial Owner                  Beneficial Ownership (2)      Percent (3)
            ----------------------------------------                  ------------------------      -----------
Catherine Britton .................................................        2,463,612 (4)                20.94

Michael Collier ...................................................           79,926 (5)                   *

Robert T. Giaimo ..................................................          409,065 (6)                 3.48

Ype Von Hengst ....................................................          183,881 (7)                 1.56


Edward H. Kaplan ..................................................        1,002,000 (8)                 8.52

Patrick Meskell ...................................................           72,574 (9)                   *

Louis P. Neeb .....................................................           14,572 (10)                  *

Charles M. Steiner ................................................          566,729 (11)                4.82


All directors and executive officers as a group (8 persons)........        4,792,359 (12)               40.53


"*" means less than 1%

-----------------------------

(1) The address for each beneficial owner listed above is Silver Diner, Inc., 11806 Rockville Pike, Rockville, Maryland 20852.

(2) Unless otherwise stated in Notes 4 through 12 below, all references to options are to options exercisable currently and within 60 days of December 30, 2001.

(3) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of Shares outstanding (11,761,004), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The denominator used to calculate the percentage of beneficial ownership of all directors and executive officers as a group is the sum of the total number of Shares outstanding (11,761,004) and all outstanding options held by directors and executive officers that are exercisable within 60 days.

(4) Includes: (a) 2,443,609 directly owned Shares; (b) options to purchase 2,000 Shares granted under the 1996 Stock Option Plan, 1,000 of which have an exercise price of $0.8125 per share, and 1,000 of which have an exercise price of $0.938 per share; and (c) 20,003 shares assigned to Ms. Britton by Robert T. Giaimo which are subject to an option held by Mr. Clinton A. Clark at an exercise price of $3.60 per share through April 5, 2004. Does not include 409,065 shares beneficially owned by Mr. Giaimo, Ms. Britton's spouse. Ms. Britton disclaims beneficial ownership of the Shares beneficially owned by Mr. Giaimo.

(5) Includes (a) 61,658 directly owned shares; (b) options to purchase 17,268 shares granted under the 1991 Stock Option Plan at an exercise price of $.003 per share; and (c) options to purchase 1,000 shares granted under the 1996 Stock Option Plan at an exercise price of $0.938 per share.

(6) Includes 409,065 directly owned shares. Does not include any shares beneficially owned by Catherine Britton, Mr. Giaimo's spouse. Mr. Giaimo disclaims any beneficial ownership of shares beneficially owned by Catherine Britton

(7)      Includes 183,881 directly owned shares.

(8) Includes: (a) 1,000,000 directly owned Shares; and (b) options to purchase 2,000 shares granted under the 1996 Stock Option Plan, 1000 of which have an exercise price of $0.8125 per share, and 1,000 of which have an exercise price of $0.938 per share.

(9) Includes: (a) 47,570 directly owned Shares; and (b) options to purchase 25,004 Shares granted under the Earned Ownership Plan at an exercise price of $.0003 per Share.

(10) Includes: (a) options to purchase 12,572 shares granted under the 1991 Stock Option Plan at the exercise price of $.003 per share; and (b) options to purchase 2,000 shares granted under the 1996 Stock Option Plan, 1,000 of which have an exercise price of $0.8125 per share, and 1,000 of which have an exercise price of $0.938 per share.

(11) Includes: (a) 564,729 Shares held of record by the Steiner Family Partnership (Mr. Steiner owns a 25% interest in and is the managing partner of The Steiner Family Partnership and, therefore, may be deemed to beneficially own all Shares held of record by such partnership. Except to the extent of his 25% ownership interest in The Steiner Family Partnership, Mr. Steiner disclaims beneficial ownership of such Shares); and (b) options to purchase 2,000 Shares under the 1996 Stock Option Plan, 1,000 of which have an exercise price of $0.8125 per share, and 1,000 of which have an exercise price of $0.938 per share.

(12) The total Shares beneficially owned by all directors and executive officers as a group was calculated by taking the sum of all Shares beneficially-owned by each director and executive officer, as reflected in the table.

Item 13. Certain Relationships and Related Transactions.

         SILVER DINER POTOMAC MILLS, INC. Pursuant to lease agreements dated October 14, 1991 and May 27, 1992, the Company leases the Silver Diner restaurant in Potomac Mills, Virginia (the "Potomac Mills Restaurant") from Silver Diner Potomac Mills, Inc ("SDPMI"), a corporation wholly owned by Robert
T. Giaimo, the Chairman and President of the Company. The leases require the payment of an annual base rent, with annual adjustments based on the Consumer Price Index, and the payment of percentage rent based on gross receipts. The leases expire in late 2011. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, occupancy costs were $515,050, $356,000 and $360,000 respectively, under terms of the leases.

         ROBERT GIAIMO DEVELOPMENT, INC. On June 17, 1997, the Company purchased from Robert Giaimo Development, Inc. ("RGDI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company, an undivided 70% interest in the parcel of land used as a parking lot for the Potomac Mills Restaurant. The total purchase price of the land was $408,000, of which $267,000 was borrowed from a bank, secured by the land, bearing interest at the prime rate (4.75% at December 31, 2001), and matures in June 2003.

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

         LOAN TO YPE VON HENGST. In connection with his entering into an employment agreement with the Company on November 9, 1998, Ype Von Hengst, a Director and officer of the Company, received a $100,000 loan from the Company, secured by his 182,881 Shares in the Company and bearing interest at 5.25% annually. The loan and accrued interest is to be repaid annually by applying an annual bonus received by Mr. Von Hengst beginning December 31, 1999. At December 30, 2001 $40,000 was outstanding.

         MICHAEL COLLIER AND UNIWEST GROUP, INC. AND AFFILIATES The Company has from time to time entered into contracts with Michael Collier, a Director, and with Uniwest Group, Inc., a construction company and certain of its affiliates, of which Michael Collier is President and a stockholder. The company paid $193,191 to Uniwest Construction for miscellaneous construction and renovation of the existing diners. The Company paid Uniwest Management Inc., which manages the real estate operations for the Merrifield diner, approximately $210,000 for rent and real estate taxes. No consulting fees were paid to Mr. Collier in 2001. At December 30, 2001, $11,796 is payable to the Director and affiliates of the Director.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                                   Page
Reports of Independent Auditors..................................................................   18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
December 30, 2001 and December 31, 2000..........................................................   20

Consolidated Statements of Operations for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000......................   21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000......................   22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000......................   23

Notes to Consolidated Financial Statements.......................................................   25

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

10.4.1 Amendment No. 2, effective as of July 1, 1997 to Lease Agreement dated May 27, 1992 by and between Robert Giaimo Development, Inc., as Landlord, and Silver Diner Potomac Mills, Inc., as tenant, as amended.*

                  Towson, Maryland

10.5 Lease Agreement between Towson Town Center Associates (Landlord) and the Company (Tenant) effective January 30, 1992 incorporated by reference to Exhibit 10.05 of the Company's Form 8-K dated March 27, 1996.

10.5.1 Lease Termination Agreement between Towson Town Center Associates (Landlord) and the

                  Company dated November 16, 2001 effective November 30, 2001.

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

                  Pentagon City, Virginia

10.13.3 Form of Deed of Lease dated September 22, 2000 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant (the "Deed of Lease"), is incorporated by reference to Exhibit 10.13.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.13.4 Form of Letter Agreement dated January 29, 2001 between Street Retail, Inc. and Silver Diner Development Inc. amending the Deed of Lease, is incorporated by reference to Exhibit 10.13.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.13.5 Form of Lease Modification Agreement dated March 2, 2001 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant, is incorporated by reference to
                  Exhibit 10.13.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.13.6 Form of Lease Termination Letter Agreement dated March 30, 2001 between Street Retail, Inc., as Landlord, and Silver Diner Development Inc., as Tenant, is incorporated by reference to Exhibit 10.13.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

10.25.5 Form of Letter Agreement dated March 17, 2000 between Silver Diner, Inc. and Jon Abbott in connection with the employment of Jon Abbott is incorporated by reference to Exhibit 10.25.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25.6 Form of Stock Purchase Agreement dated March 2000 between Silver Diner, Inc. and Jon Abbott is incorporated by reference to Exhibit 10.25.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25.7 Form of Stock Option Plan Agreement dated March 24, 2000 between Silver Diner, Inc. and Jon Abbott in connection with the grant of option for 100,000 shares is incorporated by reference to Exhibit 10.25.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25.8 Form of Promissory Note dated March 2000 in the amount of $32,500, from Jon Abbott in favor of the Company is incorporated by reference to Exhibit 10.25.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

10.29 Escrow Agreement dated as of February 1, 1996 by and between GKN Securities Corp., certain affiliates thereof, the SDDI and Arent Fox, as Escrow Agent incorporated by reference to
                  Exhibit 10.39 of the Company's Form 8-K dated March 27, 1996.

10.30 Option Agreement dated March 27, 1996 by and between RGDI and SDDI granting option to SDDI for the purchase of Potomac Mills real estate parcels incorporated by reference to Exhibit 10.34 of the Company's Form 8-K dated March 27, 1996.

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

10.33 Form of Amended and Restated Loan Agreement dated May 10, 2000, between Branch Banking and Trust Company, Silver Diner, Inc. for itself and on behalf of its affiliates Silver Diner Development, Inc., Silver Diner Potomac Mills, Inc. and Silver Diner Limited Partnership is incorporated by reference to
                  Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.33.1 Form of Promissory Note (Year 2000) dated May 10, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $3,000,000 is incorporated by reference to Exhibit 10.33.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.33.2 Form of Allonge to Promissory Note (Year 2000) effective as of January 19, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company is incorporated by reference to
                  Exhibit 10.33.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.33.3 Form of Promissory Note (Year 2001) dated January 19, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $1,200,000 is incorporated by reference to Exhibit 10.33.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.33.4 Form of Promissory Note dated April 20, 2001, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $300,000.*

10.33.5 Form of Promissory Note dated January 15, 2002, from Silver Diner, Inc. in favor of Branch Banking and Trust Company in the principal amount of $500,000.*

10.34 Form of Memorandum of Agreement between Silver Diner Development, Inc. and Three J.B. Inc. dated March 9,2001, as amended by Addendums thereto dated March 9,2001 and March 9, 2001 is incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                                       Silver Diner, Inc.

                                       By: /s/ Robert T. Giaimo
                                           -------------------------------------
                                           Robert T. Giaimo
                                           President and Chief Executive Officer
                                           April 1, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                      Title                             Date

/s/ Robert T. Giaimo            President, Chief Executive        April 1, 2002
----------------------
Robert T. Giaimo                Officer and Director


/s/ Catherine Britton           Director                          April 1, 2002
----------------------
Catherine Britton

/s/ Ype Von Hengst              Director                          April 1, 2002
----------------------
Ype Von Hengst

/s/ Edward H. Kaplan            Director                          April 1, 2002
----------------------
Edward H. Kaplan

/s/ Michael Collier             Director                          April 1, 2002
----------------------
Michael Collier

/s/ Louis P. Neeb               Director                          April 1, 2002
----------------------
Louis P. Neeb

/s/ Charles Steiner             Director                          April 1, 2002
----------------------
Charles Steiner