Form 10-Q
period 2002-04-21
SILVER DINER INC /DE/
filed 2002-05-31
CIK 923134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 21, 2002
                         Commission file number 0-24982

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

     Common Stock. $.00074 par value, outstanding as of April 21, 2002:
11,971,485 shares

                        SILVER DINER, INC. AND SUBSIDIARY
                                      INDEX

     Part I.    Financial Information

     Item 1.    Financial Statements:
                Consolidated Balance Sheets as of April 21, 2002 (unaudited)
                and December 30, 2001                                                3

                Consolidated Statements of Operations for the Sixteen Weeks
                Ended April 21, 2002 (unaudited) and April 22, 2001
                (unaudited)                                                          4

                Consolidated Statements of Cash Flows for the Sixteen Weeks
                Ended April 21, 2002 (unaudited) and April 22, 2001
                (unaudited)                                                          5

                Notes to Consolidated Financial Statements (unaudited)               6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  7


     Part II.   Other Information

     Item 1.    Legal Proceedings                                                   15

     Item 2.    Changes in Securities and Use of Proceeds                           15

     Item 3.    Defaults Upon Senior Securities                                     15

     Item 4.    Submission of Matters to a Vote of Security Holders                 15

     Item 5.    Other Information                                                   15

     Item 6.    Exhibits and Reports on Form 8-K                                    15

     Signature                                                                      16

                        SILVER DINER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                         April 21,      December 30,
                                                                            2002            2001
                                                                        ------------    ------------
ASSETS

Current assets:
         Cash and cash equivalents                                      $  2,562,369    $  1,839,091
         Inventory                                                           115,223          99,846
         Incentive rebates                                                    63,868          53,296
         Prepaid expenses and other current assets                           264,978          79,985
                                                                        ------------    ------------
              Total current assets                                         3,006,438       2,072,218

Property, equipment and improvements, net                                 12,893,602      13,241,787

Due from related parties                                                      44,071          40,000
Goodwill, net                                                              1,745,599       1,745,599
Deferred charges and other, net                                              347,820         370,778
                                                                        ------------    ------------

Total assets                                                            $ 18,037,530    $ 17,470,382
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                          $  2,478,005    $  2,118,345
         Notes payable, current portion                                      267,800         184,466
                                                                        ------------    ------------
              Total current liabilities                                    2,745,805       2,302,811

Long term liabilities:
         Deferred rent liability                                           1,076,799       1,150,991
         Notes payable, net of current portion                             2,912,495       2,557,317
                                                                        ------------    ------------
Total liabilities                                                          6,735,099       6,011,119

Commitments and contingencies                                                      -               -

Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
         none issued                                                               -               -
    Common stock, $.00074 par value, 20,000,000 shares authorized;
         at April 21, 2002, 11,971,485 shares issued and outstanding;
         at December 30, 2001, 11,761,004 shares issued and outstanding        8,844           8,687
Additional paid-in capital                                                30,815,490      30,797,207
Treasury stock (138,702 shares of common stock at cost)                      (72,913)        (72,913)
Accumulated deficit                                                      (19,448,990)    (19,273,718)
                                                                        ------------    ------------
              Total stockholders' equity                                  11,302,431      11,459,263
                                                                        ------------    ------------

Total liabilities and stockholders' equity                              $ 18,037,530    $ 17,470,382
                                                                        ============    ============

    The accompanying notes are an integral part of these financial statements

                        SILVER DINER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Sixteen Weeks Ended
                                                                  ------------------------------

                                                                  April 21, 2002  April 22, 2001
                                                                  --------------  --------------


          Net sales                                                $  9,690,607    $  9,377,756

          Restaurant costs and expenses
          Cost of sales                                               2,617,975       2,535,612
          Labor                                                       3,374,545       3,297,341
          Operating                                                   1,423,977       1,538,352
          Occupancy                                                   1,022,741       1,031,746
          Depreciation and amortization                                 365,686         398,475
                                                                   ------------    ------------

          Total restaurant costs and expenses                         8,804,924       8,801,526
                                                                   ------------    ------------

          Restaurant operating income                                   885,683         576,230

          General and administrative expenses                           934,514         948,778
          Depreciation and amortization                                  32,208         105,072
          Write off of abandoned site costs                                   -         260,578
                                                                   ------------    ------------
                   Operating Loss                                       (81,039)       (738,198)

          Other income (expense)
          Interest expense                                              (50,690)        (62,712)
          Investment income, net                                         14,716          22,864
                                                                   ------------    ------------

                 Net loss before extraordinary item                    (117,013)       (778,046)

          Extraordinary item-going private transaction                  (58,260)              -
                                                                   ------------    ------------

                 Net loss                                          $   (175,273)   $   (778,046)
                                                                   ============    ============

          Basic and diluted loss per common share
                 Loss per common share before extraordinary item   $      (0.01)   $      (0.07)
                 Extraordinary item                                           -               -

          Basic and diluted loss per common share                  $      (0.01)   $      (0.07)
                                                                   ============    ============

          Weighted average common shares outstanding                 11,815,969      11,633,600
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Sixteen weeks ended
                                                                 --------------------------------------
                                                                   April 21, 2002       April 22, 2001
                                                                 ------------------   -----------------
Cash flows from operating activities
Net loss                                                           $  (175,273)          $  (778,046)
Adjustments to reconcile net loss to net cash provided by
operations
   Depreciation and amortization                                       397,894               503,547
   Compensation expense - stock options and deferred compensation       13,281                32,093
Changes in operating assets and liabilities
   Accounts receivable- landlords                                            -               509,311
   Inventory                                                           (15,377)               26,341
   Incentive rebates                                                   (10,572)               22,261
   Prepaid expenses and other current assets                          (180,127)               (5,777)
   Deferred charges and other                                            6,221                45,450
   Accounts payable and accrued expenses                               359,661              (229,669)
   Deferred rent liability                                             (74,192)              (60,125)
   Due from related parties                                               (451)                3,834
                                                                 -------------        --------------

Net cash provided by operating activities                              321,065                69,220
                                                                 -------------        --------------

Cash flows from investing activities

   Purchases of property and equipment                                 (41,458)             (194,565)

                                                                 -------------        --------------

Net cash used in investing activities                                  (41,458)             (194,565)
                                                                 -------------        --------------


Cash flows from financing activities

Proceeds from issuance of common stock                                   5,158                 4,155
Purchase of treasury stock                                                                    22,500
Proceeds from long-term debt                                           500,000             1,200,000
Payment of long-term debt                                              (61,487)               (5,933)
                                                                 -------------        --------------

Net cash provided by financing activities                              443,671             1,220,722
                                                                 -------------        --------------

Net increase in cash and cash equivalents                              723,278             1,095,377
Cash and cash equivalents at beginning of the period                 1,839,091               545,231
                                                                 -------------        --------------

Cash and cash equivalents at end of the period                     $ 2,562,369           $ 1,640,608
                                                                 =============        ==============

Supplemental disclosure of cash flow information:
                         Interest paid                             $    53,236           $    60,424
                                                                 =============        ==============


    The accompanying notes are an integral part of these financial statements

PART I

1. Organization and Basis of Presentation

         The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended April 21, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. All significant inter-company balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K, for the year ended December 30, 2001.

2. Going Private Transaction

         The Company intends to submit to its shareholders a proposal for a one-for-5,000 reverse stock split and a cash payment of $0.32 per share in lieu of the issuance of any resulting fractional shares of common stock. If the reverse stock split is implemented, the Company will terminate its obligation to file periodic and annual reports with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended. In connection with the going private transaction, during the sixteen weeks ended April 21, 2002, the Company has incurred legal and professional fees of $58,260, which have been recorded as an extraordinary item.

3. Goodwill

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis beginning December 31, 2001, will no longer be amortized. Rather, goodwill and other indefinite-lived assets must be tested for impairment at least annually based on a fair value comparison.

         Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on December 31, 2001. Upon adoption, the Company completed a transitional impairment test related to their goodwill and determined that no impairment existed.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from December 31, 2001. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year period, is as follows:

                                                              Sixteen weeks ended

                                                         ------------------------------

                                                         April 21, 2002  April 22, 2001

                                                         --------------  --------------
             Net loss:

               Reported net loss                         $   (175,273)   $    (778,046)
               Goodwill amortization                               --           56,767
                                                         ------------    -------------
             Adjusted net loss                           $   (175,273)   $    (721,279)
                                                         ------------    -------------

             Basic and diluted loss per share:
               Reported net loss per share               $      (0.01)   $       (0.07)
               Goodwill amortization                               --             0.01
                                                         ------------    -------------
             Adjusted basic and diluted loss per share   $      (0.01)   $       (0.06)
                                                         ------------    -------------

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

Critical Accounting Policies and Judgments

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Accounting for Goodwill

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Effective December 31, 2001, the Company adopted the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase evaluates goodwill for impairment; while the second phase (if necessary), measures the impairment.

         In accordance with SFAS No.142, the Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

         The Company's goodwill is associated with the acquisition of three restaurants which have been fully integrated into the Company's operations. Goodwill was evaluated based on comparing the net book value indicated by applying multiples of earnings of comparable companies to the combined earnings of the three restaurants. If the net book value were to exceed the calculated fair value, the excess carrying amount of goodwill would be written off as an impairment-related charge. At the adoption of SFAS No. 142 on December 31, 2001, the Company assessed the fair value of the goodwill based on comparable company analysis, using the Company's own assumptions and found no impairment.

Long-lived Assets

         Long-lived assets (primarily fixed assets of the Company) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the sixteen weeks ended April 21, 2002, the Company noted no events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.

Accounting for Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable. As of April 21, 2002, the Company provided for a valuation allowance equal to the calculated deferred tax assets, as a result of the Company's history of cumulative losses. This assessment is also based on management's best estimate of forecasted operating results. There can be no guarantee that the actual results will not be materially different from forecasted results.

Contingencies

     In the normal course of business, the Company is subject to certain claims and legal proceedings. We record an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

General

     As of April 21, 2002 the Company operated ten Silver Diner restaurants in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to address this need.

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

     RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of items included in the consolidated condensed statements of operations for the periods indicated:

                                                  Sixteen Weeks Ended
                                                 ---------------------
                                                 April 21,   April 22,
                                                   2002        2001
                                                 ---------   ---------

Net Sales                                            100.0%       00.0%

Restaurant costs and expenses:
   Cost of Sales                                      27.0%       27.0%
   Labor                                              34.8%       35.2%
   Operating                                          14.7%       16.4%
   Occupancy                                          10.6%       11.0%
   Depreciation and amortization                       3.8%        4.2%
                                                 ---------   ---------

      Restaurant Operating Income                      9.1%        6.2%

General and administrative expenses                    9.6%       10.1%
Depreciation and amortization                          0.3%        1.1%
Write-off of abandoned site costs                        -         2.8%
                                                 ---------   ---------

      Operating Loss                                  -0.8%       -7.8%

Other income (expense)
Interest Expense                                      -0.5%       -0.7%
Investment Income                                      0.1%        0.2%
                                                 ---------   ---------

   Net loss before extraordinary items                -1.2%       -8.3%

Extraordinary items-going private transaction         -0.6%        0.0%
                                                 ---------   ---------

   Net loss                                           -1.8%       -8.3%
                                                 =========   =========

     Net sales for the sixteen weeks ended April 21, 2002 ("First Quarter 2002") of $9,690,607 increased $312,851 or 3.3% compared to the sixteen weeks ended April 22, 2001. ("First Quarter 2001"). Sales for 2001 include $445,306 from the Towson, Maryland store which closed in November 2001. Sales increased $758,157, or 8.5% if a comparison is made without those sales. Same store sales (sales for Silver Diner restaurants open throughout both periods being compared, excluding the initial six months of operations during which sales are typically higher than normal) increased $851,909 or 10.2% compared to First Quarter 2001. Sales for First Quarter 2001 reflect lost sales of approximately $225,000 resulting from a fire in the Tysons Corner Silver Diner which closed the location for 25 days. The exclusion of the sales for Tysons Corner in both periods being compared results in a same store increase of $618,886 or 8.1%. Sales in the Lakeforest diner decreased by $93,752, or 15.6%. This diner, which opened in September 2000, is excluded from the same store sales results. Although the Company expects to continue improving on its 2001 sales levels, it does not believe that the First Quarter trend is indicative of results in future quarters. Positive sales trends were, in part, helped by the mild winter in the Mid-Atlantic region, and the comparison to poor sales results in First Quarter 2001. Significant improvements in sales results in Third and Fourth Quarter 2001 will make it difficult to maintain the current comparable sales trends.

     Cost of sales, consisting of food and beverage costs, remained constant at 27.0% of net sales in First Quarter 2002 compared to First Quarter 2001. Tighter controls and increased training offset an increase in food cost resulting from a focus on value-oriented menu offerings.

     Labor consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits. Labor increased for the twelve Remaining Stores (all stores excluding the Towson, Maryland location) by .1% to 34.8% of net sales for First Quarter 2002. The increase represents higher workers compensation insurance premiums and incentive compensation expense offset in part by tighter controls on direct labor costs and reduced restaurant management salary expense due to a temporary understaffing of restaurant management teams. The Company expects that management costs will be higher in succeeding quarters resulting from a significant effort in the first quarter to hire high-quality managers. In addition, workers compensation expense is expected to increase due to the higher cost policy effective in March 2002.

     Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising decreased 1.7% to 14.7% of net sales for First Quarter 2002. A significant reduction in utility expenses due to mild weather and lower gas prices, as well as reduced repair and maintenance costs led to the improved results. The Company does not believe that these expenses will remain at current levels. Operating expenses are expected to increase in succeeding quarters as summer utility charges are incurred and additional marketing initiatives are underway.

     Occupancy, which is composed primarily of rent, property taxes and property insurance, decreased 0.4% to 10.6% of net sales. Rent increases and higher property insurance premiums offset the savings from the closure of the Towson location resulting in a decrease of only $9,005 from First Quarter 2001 to First Quarter 2002.

     Restaurant depreciation and amortization decreased $32,789 to $365,686 and 3.8% of sales for First Quarter 2002, a result of minimizing asset disposals.

     General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $934,514 for First Quarter 2002, a decrease of $14,264 from First Quarter 2001. As a percentage of net sales, the Company's administrative expenses decreased 0.5% to 9.6% in First Quarter 2002 from 10.1% in First Quarter 2001. Recruitment and training of management personnel accounted for approximately $175,000 of the expense, an increase of $120,000 from First Quarter 2001. The Company expects that it will incur higher than anticipated costs through the Second Quarter of 2002 to fully staff its existing stores with highly qualified management teams.

Reduced administrative salaries, investor relations expenses and travel charges offset a significant portion of the additional recruitment cost.

     Corporate depreciation and amortization decreased $72,864 to $32,208 in First Quarter 2002 from $105,072 in First Quarter 2001. A portion of the change is a result of the adoption of SFAS No. 142 in which the Company ceased to amortize its goodwill. During First Quarter 2001, $56,767 was recorded for goodwill amortization. The remaining change is a result of fully depreciating or amortizing a number of assets during Fiscal 2001.

     The Company had no abandoned site costs in First Quarter 2002. Abandoned site costs were $260,578 in First Quarter 2001 and consisted of lease termination and other fees resulting from the decision to abandon plans to construct a diner in the Pentagon Row site in Arlington Virginia.

     The Company earned $14,716 in investment income in First Quarter 2002 compared to investment income of $22,864 for First Quarter 2002. The decrease is the result of lower yields on investments. Interest expense was $50,690 for First Quarter 2002 compared to $62,712 in First Quarter 2001. The decrease in interest expense was due to lower interest rates charged on the Company's credit facilities which fluctuate with the prime rate.

     Extraordinary item represents the transaction costs of $58,260 in the First Quarter 2002 for legal and professional fees related to the Company's plans to conduct a one-for-5,000 reverse stock split as part of a going private transaction.

     Net loss for the First Quarter 2002 was $175,273 or $0.01 per share. Net loss before extraordinary items of $58,260 was $117,013 or $0.01 per share. This compares to a net loss of $778,046 or $0.07 per share in First Quarter 2001. Excluding the impact of the charge for abandoned site costs, the net loss for First Quarter 2001 was $517,468 or $0.04 per share. Management expects that the Company will continue to incur some losses, but at reduced levels due to reductions in administrative expenses, until revenues and operating efficiencies are sufficient to absorb the general and administrative expenses associated with developing and operating the company.

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

     At April 21, 2002, the Company's cash and cash equivalents were $2,562,369, an increase of $723,278 from December 30, 2001. The increase resulted from both a significant improvement in earnings as well as additional borrowings on available credit facilities. The Company's working capital was $304,703 compared to a deficit of $230,593 at December 30, 2001, an improvement of $535,296 due to improved earnings and additional funding on its credit line. Additionally, the Company's long-term debt was $2,912,495 and stockholders' equity was $11,302,431 at April 21, 2002.

     Based on the Company's current operating plan, the Company believes that the cash generated from operating activities and additional cost reductions, if necessary, will be sufficient to meet the anticipated needs for working capital, capital expenditures and non-cancelable lease obligations for at least the next 12 months, as well as the going private transaction. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities, subject to consent being received from the Company's bank, or sell additional equity securities. However, no assurances can be given that any such additional financing sources will be available on acceptable terms or at all.

     In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3,000,000 credit facility bearing interest at the rate of prime + .50% (5.25% at April 21, 2002). The agreement was amended in May 2000 and a replacement agreement was executed. During 2000, the Company borrowed $1,000,000 to finance development and construction of new restaurants. During 2001, the Company borrowed $1,500,000 to finance working capital requirements. In January 2002, the Company borrowed the remaining $500,000 available on the facility in order to increase funds available for working capital. The $1,000,000 credit facility is payable in monthly interest-only installments through December 2001 and in principal and interest installments thereafter through December 2007. The $1,500,000 credit facility is payable in monthly interest-only installments through December 2002 and in principal and interest installments thereafter through December 2008. The $500,000 credit facility is payable in monthly interest-only installments through December 2003 and in principal and interest installments thereafter through December 2009. The credit facility is collateralized by most of the assets of the Company.

     Terms of the loan agreement limit the Company's ability to incur new debt, which may restrict the Company's ability to expand and to finance working capital requirements. In addition, under the loan agreement, the Company must maintain a quarterly cash flow equal to or greater than 1.3 times the debt service coverage requirements defined in the agreement. Currently, the Company meets the debt service coverage requirements of the loan agreement. However, the Company's failure to maintain the debt service coverage ratio for any quarter shall not be a default under the loan agreement, if, during the immediately succeeding quarter the Company achieves a material improvement in the debt service coverage ratio and demonstrates a reasonable prospect of achieving the debt service coverage ratio by the beginning of the next quarter.

     The Company intends to submit to its shareholders a proposal for a one-for-5,000 reverse stock split and a cash payment of $0.32 per share in lieu of the issuance of any resulting fractional shares of common stock. If the reverse stock split is implemented, the Company will terminate its obligation to file periodic and annual reports with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended.
Cash on hand and operating cash will fund the cost of transaction, estimated to be approximately $1,040,000, inclusive of professional fees.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of the two statements that apply to goodwill were adopted by the Company on December 31, 2001. The adoption of the standards on December 31, 2001 did not have a material impact on the Company's consolidated financial statements.

        In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur in association with the retirement of fixed assets. The Company will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003. The Company does not expect a material impact to the consolidated financial statements from the adoption of SFAS No. 143.

        The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This Standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations" and provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard did not have a material effect on the Company's consolidated financial statements.

Item 1.  Legal Proceedings.

         There are no pending matters that should have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) REPORTS ON FORM 8-K
             The Company filed no reports on Form 8-K during the period ended April 21, 2002

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SILVER DINER, INC.
                                      ---------------------------------------
                                      (Registrant)




May 31, 2002                          /s/ Robert T. Giaimo
-------------------------------       ---------------------------------------
Date                                  President and Chief Executive Officer

                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer))