Form 10-K/A
period 2001-12-30
SILVER DINER INC /DE/
filed 2002-06-24
CIK 923134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Executive Officers of the Company

         The name, age, period of service and position held of each of the executive officers of the Company are as follows:

Name                            Age   Served Since/(1)/    Position(s) Held

--------------------------------------------------------------------------------------------------------
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




         Dividends. Since the Company's inception, no dividends have been paid on the Common Stock. There are, however, no restrictions on the Company's current or future ability to pay dividends.

         Holders. As of December 30, 2001, there were 962 record holders of the Common Stock.

Item 6.  Selected Financial Data



                                                                                           Fiscal Years Ended
                                             ---------------------------------------------------------------------------------------

                                               December 30, 2001      December 31, 2000      January 2, 2000      January 3, 1999
                                             ---------------------   ---------------------  ------------------   ------------------
Statement of Operations Data:

Net sales                                      $        31,833,252    $        31,559,535    $      29,157,366    $      28,561,422

Total restaurant costs and expenses            $        30,245,859             31,916,201           26,733,538           27,008,263
                                             ---------------------   --------------------   ------------------   ------------------

Restaurant operating income (loss)                       1,587,393               (356,666)           2,423,828            1,553,159

General and administrative expenses                      2,873,327              3,379,958            3,133,073            2,921,299
Depreciation and amortization                              334,653                362,724              339,725              267,171
Write off of abandoned site costs                          267,448                102,012                    -               32,455
                                             ---------------------   --------------------   ------------------   ------------------

         Operating Loss                                 (1,888,035)            (4,201,360)          (1,048,970)          (1,667,766)
                                             ---------------------   --------------------   ------------------   ------------------

Net proceeds from fire insurance                           114,098                      -                    -                    -
Interest expense                                          (191,155)               (85,963)             (23,826)             (40,639)
Investment income, net                                      65,641                 91,759              100,917              151,967
                                             ---------------------   --------------------   ------------------   ------------------

         Loss before cumulative effect of a
              change in accounting principle            (1,899,451)            (4,195,564)            (971,879)          (1,556,438)

Cumulative effect of a change in accounting
         principle                                               -                      -                    -             (326,868)
                                             ---------------------   --------------------   ------------------   ------------------

         NET LOSS                              $        (1,899,451)   $        (4,195,564)   $        (971,879)   $      (1,883,306)
                                             =====================   ====================   ==================   ==================

Basic and diluted net loss per common share
         before cumulative effect of a change
         in accounting principle                             (0.16)                 (0.36)               (0.08)               (0.13)

Cumulative effect of a change in accounting
         principle                                               -                      -                    -                (0.03)
                                             ---------------------   --------------------   ------------------   ------------------


Net loss per common share                      $             (0.16)   $             (0.36)   $           (0.08)   $           (0.16)
                                             =====================   ====================   ==================   ==================


Weighted average common shares outstanding              11,705,187             11,611,915           11,586,512           11,591,822
                                             =====================   ====================   ==================   ==================

                                                                                                As of (i)
                                             ---------------------------------------------------------------------------------------

                                               December 30, 2001      December 31, 2000      January 2, 2000      January 3, 1999
                                             ---------------------   --------------------   ------------------   ------------------
Balance Sheet Data:

Working capital (deficiency)                   $          (230,593)   $          (893,151)   $         460,049    $         625,043
Total assets                                            17,470,382             18,206,382           20,594,533           21,638,497
Current liabilities                                      2,302,811              2,402,834            2,024,801            2,227,222
Long-term liabilities                                    3,708,308              2,591,586            1,295,338            1,173,280
Stockholders' equity                                    11,459,263             13,211,962           17,274,394           18,237,995

                                                          Fiscal Years Ended
                                                        ----------------------

                                                          December 28, 1997
                                                        ----------------------
Statement of Operations Data:

Net sales                                                 $         24,259,156

Total restaurant costs and expenses                                 22,999,566
                                                        ----------------------

Restaurant operating income (loss)                                   1,259,590

General and administrative expenses                                  3,065,436
Depreciation and amortization                                          263,484
Write off of abandoned site costs                                      172,618
                                                        ----------------------

         Operating Loss                                             (2,241,948)
                                                        ----------------------

Net proceeds from fire insurance                                             -
Interest expense                                                       (10,702)
Investment income, net                                                 294,231
                                                        ----------------------

         Loss before cumulative effect of a
              change in accounting principle                        (1,958,419)

Cumulative effect of a change in accounting
         principle                                                           -
                                                        ----------------------

         NET LOSS                                         $         (1,958,419)
                                                        ======================

Basic and diluted net loss per common share
         before cumulative effect of a change
         in accounting principle                                         (0.17)

Cumulative effect of a change in accounting
         principle                                                           -
                                                        ----------------------


Net loss per common share                                 $              (0.17)
                                                        ======================


Weighted average common shares outstanding                          11,609,400
                                                        ======================

                                                        ----------------------

                                                          December 28, 1997
                                                        ----------------------
Balance Sheet Data:

Working capital (deficiency)                              $          1,332,141
Total assets                                                        23,646,765
Current liabilities                                                  2,207,891
Long-term liabilities                                                1,317,667
Stockholders' equity                                                20,121,207

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

                 Restaurants                        1999     2000    2001
                 -----------                        ----     ----    ----
                 In operation, beginning of year      11       11      13
                 Newly opened                          0        2       0
                 Closed                                0        0       1
                                                   -----    -----    ----
                 In operation, end of year            11       13      12
                                                   -----    -----    ----


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

Results Of Operations

         The following table sets forth the percentage relationship to net sales of items included in the consolidated statements of operations for the periods indicated:

                                                               Fiscal Years Ended
                                           -------------------------------------------------------
                                                December 30,       December 31,       January 2,
                                                   2001                2000              2000
                                           -----------------   ------------------  ---------------
Net Sales                                             100.0%               100.0%          100.0%

Restaurant costs and expenses:
   Cost of Sales                                       27.5%                26.7%           26.1%
   Labor                                               35.5%                34.7%           33.8%
   Operating                                           16.6%                18.7%           18.0%
   Occupancy                                           11.2%                 9.6%            9.8%
   Depreciation and amortization                        3.9%                 4.1%            4.0%
   Preopening expenses                                  0.0%                 1.0%            0.0%
   Impairment of long-lived assets                      0.0%                 6.3%            0.0%
   Loss on diner closing                                0.3%                 0.0%            0.0%
                                           -----------------   ------------------  ---------------

      Restaurant Operating Income (Loss)                5.0%                -1.1%            8.3%

General and administrative expenses                     9.0%                10.7%           10.8%
Depreciation and amortization                           1.1%                 1.2%            1.2%
Write-off of abandoned site costs                       0.8%                 0.3%            0.0%
                                           -----------------   ------------------  ---------------

      Operating Loss                                   -5.9%               -13.3%           -3.7%

Proceeds from Fire Insurance Claim                      0.4%                 0.0%            0.0%
Interest Expense                                       -0.6%                -0.3%           -0.1%
Investment Income                                       0.2%                 0.3%            0.4%
                                           -----------------   ------------------  ---------------

   Net Loss                                            -5.9%               -13.3%           -3.4%
                                           =================   ==================  ===============

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

         At December 30, 2001, the Company's cash and cash equivalents were $1,839,091, an increase of $1,293,860 over Fiscal 2000 as a result of additional borrowings on available credit facilities. The Company's working capital deficit was $230,593 compared to a deficit of $893,151 at December 31, 2000, an improvement of $662,558 during 2001 as a result of additional borrowings. Additionally, the Company's long-term debt was $2,557,317 and stockholders' equity was $11,459,263 at December 30, 2001.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements

INDEPENDENT AUDITORS' REPORT                                                          18


CONSOLIDATED FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 30, 2001 AND DECEMBER 31, 2000                                      19


         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000
         AND JANUARY 2, 2000                                                          20


         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001,
         DECEMBER 31, 2000 AND JANUARY 2, 2000                                        21


         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND
         JANUARY 2, 2000                                                              22


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            23

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




/s/Reznick Fedder & Silverman
Bethesda, Maryland
February 28, 2002

                        Silver Diner, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                     December 30, 2001 and December 31, 2000

                                                                                   2001                   2000
                                                                               ----------------   ---------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $  1,839,091      $    545,231
    Accounts receivable - landlords                                                           -           559,311
    Inventory                                                                            99,846           178,332
    Incentive rebates                                                                    53,296            70,664
    Prepaid expenses and other current assets                                            79,985           156,145
                                                                               ----------------   ---------------
       Total current assets                                                           2,072,218         1,509,683

Property, equipment and improvements, net                                            13,241,787        14,219,713

Due from related parties                                                                 40,000            60,000
Goodwill, net                                                                         1,745,599         1,930,093
Deferred charges and other, net                                                         370,778           486,893
                                                                               ----------------   ---------------

Total assets                                                                       $ 17,470,382      $ 18,206,382
                                                                               ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                          $  2,118,345      $  2,385,034
    Notes payable, current portion                                                      184,466            17,800
                                                                               ----------------   ---------------
       Total current liabilities                                                      2,302,811         2,402,834

Long term liabilities:
    Deferred rent liability                                                           1,150,991         1,349,803
    Notes payable, net of current portion                                             2,557,317         1,241,783
                                                                               ----------------   ---------------
Total liabilities                                                                     6,011,119         4,994,420
                                                                               ----------------   ---------------

Commitments and contingencies                                                                 -                 -

Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
     none issued                                                                              -                 -
    Common stock, $.00074 par value, 20,000,000 shares authorized;
     at December 30, 2001, 11,761,004 shares issued and outstanding;
     at December 31, 2000, 11,627,836 shares issued and outstanding;                      8,687             8,589
Additional paid-in capital                                                           30,797,207        30,699,460
Treasury stock (138,702 and 183,702 shares of common stock at cost)                     (72,913)         (121,820)
Accumulated deficit                                                                 (19,273,718)      (17,374,267)
                                                                               ----------------   ---------------
       Total stockholders' equity                                                    11,459,263        13,211,962
                                                                               ----------------   ---------------

Total liabilities and stockholders' equity                                         $ 17,470,382      $ 18,206,382
                                                                               ----------------   ---------------

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Fiscal Years Ended
                                                    ----------------------------------------------------------------
                                                     December 30, 2001       December 31, 2000       January 2, 2000
                                                    ------------------       -----------------       ---------------
Net sales                                            $      31,833,252        $     31,559,535        $   29,157,366
                                                    ------------------       -----------------       ---------------

Restaurant costs and expenses
Cost of sales                                                8,738,148               8,422,103             7,609,271
Labor                                                       11,296,483              10,936,221             9,850,921
Operating                                                    5,292,679               5,912,929             5,234,014
Occupancy                                                    3,556,400               3,042,304             2,866,935
Depreciation and amortization                                1,253,409               1,304,246             1,172,397
Preopening expenses                                                  -                 318,282                     -
Impairment of long-lived assets                                      -               1,980,116                     -
Loss from diner closing                                        108,740                       -                     -
                                                    ------------------       -----------------       ---------------

Total restaurant costs and expenses                         30,245,859              31,916,201            26,733,538
                                                    ------------------       -----------------       ---------------

Restaurant operating income (loss)                           1,587,393                (356,666)            2,423,828

General and administrative expenses                          2,873,327               3,379,958             3,133,073
Depreciation and Amortization                                  334,653                 362,724               339,725
Write off of abandoned site costs                              267,448                 102,012                     -
                                                    ------------------       -----------------       ---------------
      Operating Loss                                        (1,888,035)             (4,201,360)           (1,048,970)

Other income (expense)
Net proceeds from fire insurance                               114,098                       -                     -
Interest expense                                              (191,155)                (85,963)              (23,826)
Investment income, net                                          65,641                  91,759               100,917
                                                    ------------------       -----------------       ---------------

    NET LOSS                                         $      (1,899,451)       $     (4,195,564)       $     (971,879)
                                                    ==================       =================       ===============

Basic and diluted loss per common share              $           (0.16)       $          (0.36)       $        (0.08)
                                                    ==================       =================       ===============

Weighted average common shares                              11,705,187              11,611,915            11,586,512
                                                    ------------------       -----------------       ---------------

                       Silver Diner Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

                                                      Common Stock                      Treasury Stock                Additional
                                                      ------------                      --------------
                                                Shares           Amount           Shares             Cost          Paid-in Capital
                                             ------------     -----------      ------------     ------------      -----------------
Balance at January 3, 1999                    11,585,510      $    8,558                 -      $         -       $    30,436,261

Issuance of common stock                          15,050              11                 -                -                10,878
Common stock purchased                            (7,869)             (6)                -                -                (9,994)
Purchase of treasury stock                             -               -          (165,802)        (101,239)                    -
Stock options issued                                   -               -                 -                -                31,015
Cancellation of outstanding options                    -               -                 -                -               (24,604)
Amortization of unearned compensation                  -               -                 -                -               102,217
Net loss                                               -               -                 -                -                     -
                                             ------------     -----------      ------------     ------------      -----------------

Balance at January 2, 2000                    11,592,691           8,563          (165,802)        (101,239)           30,545,773

Issuance of common stock                          27,744              21                 -                -                22,048
Stock options exercised                            7,401               5                 -                -                    (3)
Purchase of treasury stock                             -               -           (72,900)         (76,581)                    -
Issuance of treasury stock                             -               -            55,000           56,000               (28,500)
Stock options issued                                   -               -                 -                -                11,969
Cancellation of outstanding options                    -               -                 -                -               (22,344)
Amortization of unearned compensation                  -               -                 -                -               170,517
Net loss                                               -               -                 -                -                     -
                                             ------------     -----------      ------------     ------------      -----------------

Balance at December 31, 2000                  11,627,836           8,589          (183,702)        (121,820)           30,699,460

Issuance of common stock                         117,815              87                 -                -                16,672
Stock options exercised                           15,353              11                 -                -                    36
Issuance of treasury stock                             -               -            45,000           48,907               (26,407)
Cancellation of outstanding options                    -               -                 -                -               (29,118)
Amortization of unearned compensation                  -               -                 -                -               136,564
Net loss                                               -               -                 -                -                     -
                                             ------------     -----------      ------------     ------------      -----------------
Balance at December 30, 2001                  11,761,004      $    8,687          (138,702)     $   (72,913)      $    30,797,207
                                             ============     ===========      ============     ============      =================

                                                       Accumulated
                                                        Deficit             Total
                                                   ----------------   ----------------
Balance at January 3, 1999                         $  (12,206,824)    $   18,237,995

Issuance of common stock                                        -             10,889
Common stock purchased                                          -            (10,000)
Purchase of treasury stock                                      -           (101,239)
Stock options issued                                            -             31,015
Cancellation of outstanding options                             -            (24,604)
Amortization of unearned compensation                           -            102,217
Net loss                                                 (971,879)          (971,879)
                                                   ----------------   ----------------

Balance at January 2, 2000                            (13,178,703)        17,274,394

Issuance of common stock                                        -             22,069
Stock options exercised                                         -                  2
Purchase of treasury stock                                      -            (76,581)
Issuance of treasury stock                                      -             27,500
Stock options issued                                            -             11,969
Cancellation of outstanding options                             -            (22,344)
Amortization of unearned compensation                           -            170,517
Net loss                                               (4,195,564)        (4,195,564)
                                                   ----------------   ----------------

Balance at December 31, 2000                          (17,374,267)        13,211,962

Issuance of common stock                                        -             16,759
Stock options exercised                                         -                 47
Issuance of treasury stock                                      -             22,500
Cancellation of outstanding options                             -            (29,118)
Amortization of unearned compensation                           -            136,564
Net loss                                               (1,899,451)        (1,899,451)
                                                   ----------------   ----------------
Balance at December 30, 2001                         $(19,273,718)    $   11,459,263
                                                   ================   ================

   The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Fiscal years ended
                                                                   -----------------------------------------------------------------
                                                                    December 30, 2001      December 31, 2000      January 2, 2000
                                                                   --------------------  ---------------------   -------------------
Cash flows from operating activities
 Net loss                                                           $    (1,899,451)     $     (4,195,564)       $    (971,879)
 Adjustments to reconcile net loss to net cash provided
 by (used in) operations
   Depreciation and amortization                                          1,588,062             1,666,970            1,512,122
   Impairment of long-lived assets                                                -             1,980,116                    -
   Loss on diner closing                                                    108,740                     -                    -
   Development and abandoned site costs                                           -               102,012                    -
   Compensation expense - stock options and
   deferred compensation                                                    107,493               160,142              108,627
 Changes in operating assets and liabilities
   Accounts receivable- landlords                                           559,311              (559,311)                   -
   Inventory                                                                 78,486               (43,634)               4,341
   Prepaid rent                                                                   -               158,447               24,349
   Incentive rebates                                                         17,368                38,264              (47,518)
   Prepaid expenses and other current assets                                 76,160                (9,575)             (35,904)
   Deferred charges and other                                              (179,610)              (48,056)             (25,683)
   Accounts payable and accrued expenses                                   (266,689)              627,227             (204,377)
   Deferred rent liability                                                  (11,827)               54,471              122,058
   Due from related parties                                                  20,000                39,851               15,777
                                                                   --------------------  ---------------------   -------------------

    Net cash (used in) provided by operating activities                     198,043               (28,640)             501,913
                                                                   --------------------  --------------------    ------------------

Cash flows from investing activities
 Purchases of property and equipment                                       (425,642)           (2,327,904)            (792,156)
 Maturities of short term investments                                             -               813,452              750,000
 Purchase of short term investments                                               -                     -             (816,855)
                                                                   --------------------  ---------------------   -------------------

    Net cash used in investing activities                                  (425,642)           (1,514,452)            (859,011)
                                                                   --------------------  --------------------    ------------------

Cash flows from financing activities
 Proceeds from issuance of common stock                                      16,759                22,066               10,889
 Purchase of common stock                                                         -                     -              (10,000)
 Purchase of treasury stock                                                       -               (76,581)            (101,239)
 Proceeds from issuance of treasury stock                                    22,500                27,500                    -
 Proceeds from long-term debt                                             1,500,000             1,000,000                    -
 Payment of long-term debt                                                  (17,800)               (7,417)                   -
                                                                   --------------------  ---------------------   -------------------

    Net cash provided by (used in) financing activities                   1,521,459               965,568             (100,350)
                                                                   --------------------  --------------------    ------------------

Net increase (decrease) in cash and cash equivalents                      1,293,860              (577,524)            (457,448)
Cash and cash equivalents at beginning of the period                        545,231             1,122,755            1,611,757
                                                                   --------------------  --------------------    ------------------

Cash and cash equivalents at end of the period                      $     1,839,091      $        545,231        $   1,154,309
                                                                   ====================  ====================    ==================

Supplemental disclosure of cash flow information:
           Interest paid                                           $        186,659      $         80,141        $      37,492
                                                                   ====================  =====================   ===================

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

     Stock-Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see Note 12). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Accordingly, compensation costs for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


5.   Property, Equipment and Improvements

     The major components of property, equipment and improvements are as follows:

                                                             December 30,            December 31,
                                                                 2001                    2000
                                                          --------------------   -------------------
     Land                                                 $       1,737,655      $       1,737,655
     Buildings and leasehold improvements                        11,648,642             11,580,836
     Furniture, fixtures and equipment                            6,008,395              5,819,627
     Deferred lease costs                                           883,337                883,680
                                                          --------------------   -------------------
                                                                 20,278,029             20,021,798
     Less accumulated depreciation and amortization               7,036,242              5,802,085
                                                          --------------------   -------------------
                                                          $      13,241,787      $      14,219,713
                                                          ====================   ===================

     Depreciation expense was $1,287,032, $1,344,247 and $1,269,055 for fiscal 2001, 2000 and 1999, respectively.

6.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                           December 30,      December 31,
                                               2001             2000
                                          --------------   ---------------
           Trade payables                 $   1,235,364    $   1,561,715
           Payroll and related taxes            671,121          612,595
           Sales and use taxes                  211,860          210,724
                                          --------------   ---------------
                                          $   2,118,345    $   2,385,034
                                          ==============   ===============

7.   Credit Facilities

     Loan Agreement

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

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  December 30,    December 31,
                                                      2001           2000
                                                 --------------  ---------------
          Net operating loss carryforwards       $   3,602,485   $   3,399,479
          Book over (under) tax depreciation/
             Amortization                              223,207          88,011
          Deferred rent                                457,718         536,501
                                                 --------------  ---------------
          Deferred tax assets                        4,283,410       4,023,991
          Less: valuation allowance                 (4,283,410)     (4,023,991)
                                                 --------------  ---------------
          Net deferred tax asset                 $           -   $           -
                                                 ==============  ===============

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

     To participate in the program, employees who became Operating Partners prior to January 4, 1999 were required to make an initial investment in discounted Company common stock, which may not be sold or otherwise transferred by the Operating Partner for a period of five years from the date of purchase. Should the

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

     Restaurant Operating Partners and Restaurant Management Team Programs (Continued)

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

     On December 13, 2001, the Board amended the program such that employees who become Operating Partners beginning January 1, 2002 and thereafter are required to purchase 5,000 shares of Company common stock at market value and can potentially receive an annual award of a $5,000 contribution into a new 401(k) program and 3,000 shares of common stock, dependent upon achievement of performance criteria as established and evaluated by the Board. The 401(k) program will be established effective January 1, 2003. The first contribution to the 401 (k) program will consist of cash awards otherwise payable as of December 30, 2002.

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000


12.  Stock Compensation Plans (Continued)

                                                                         Fiscal years ended
                                            ------------------------------------------------------------------------
                                               December 30, 2001       December 31, 2001        January 2, 2000
                                            ------------------------ ----------------------- -----------------------
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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000

12.  Stock Compensation Plans (Continued)

     A summary of the status of the Company's stock option plans as of December 30, 2001, December 31, 2000 and January 2, 2000 and changes during the years ended on these dates is:

                                          2001                           2000                         1999
                              --------------------------------  ----------------------------  -----------------------------
                                              Weighted-Average              Weighted-Average               Weighted-Average
                                                  Exercise                      Exercise                       Exercise
                                Shares              Price       Shares            Price          Shares          Price
                              -------------  -----------------------------------------------------------  -----------------
     Shares reserved             2,279,721                       2,419,334                     2,426,735
                              =============                     ===========                   ===========

     Options outstanding,
         beginning of year       2,115,734       $   1.28        2,114,671    $    1.35        1,691,291        $  1.51
     Granted                       161,500           0.30          183,000         0.96          627,400           1.02
     Exercised                     (15,352)        0.0003           (7,403)      0.0003                -              -
     Forfeited (1)              (1,712,361)        1.2241         (174,534)        1.31         (204,020)          1.63
                              -------------                     -----------   --------------  ----------- -----------------
                                                                                                      -
     Options outstanding,
         end of year               549,521       $   1.23        2,115,734    $    1.28        2,114.671        $  1.35
                              =============  =================  ===========   ==============  =========== =================
     Options exercisable at
         end of year               431,961                       1,191,249                       950,607

     Weighted-average fair
         value of options
         granted during the
         year                                    $   0.23                     $    0.77                         $  0.67

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

                                             Options Outstanding                           Options Exercisable
                         -------------------------------------------------------- ----------------------------------
                                                 Weighted           Weighted-                         Weighted-
                              Number             Average             Average          Number           Average
         Range of          Outstanding          Remaining           Exercise        Exercisable        Exercise
      Exercise Prices     at 12/30/2001     Contractual Life          Price        at 12/30/2001        Price
     ------------------  ----------------- -------------------- ----------------- ---------------- -----------------
     Less than $0.01             155,876             2.4 years   $        0.0003          155,876  $         0.0003
     $0.25 to $1.25              269,800             8.0 years             .6669          152,240            0.8603
     $2.25 to $3.60                8,335             1.3 years              3.60            8,335              3.60
     $4.05                       115,510            3.78 years              4.05          115,510              4.05
                         -----------------                                        ----------------

     $0.0003 to $4.05            549,521            5.45 years   $          1.23          431,961  $           1.46
                         =================                                        ================

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

                        Silver Diner, Inc. and Subsidiary

            December 30, 2001, December 31, 2000 and January 2, 2000

14.  Quarterly Results of Operations (Unaudited)

     The following table summarized the consolidated quarterly results of operations for fiscal years 2001 and 2000:

     Year Ended December 30, 2001
     ----------------------------

     Quarters Ended:

                                      April 22              July 15              October 7             December 30
                                  -----------------    ------------------    -------------------    ------------------
     Net Sales                       $  9,377,756          $ 7,532,777          $ 7,595,300           $   7,327,419

     Operating loss                  $   (738,198)         $  (728,705)         $  (107,529)          $    (313,603)

     Net loss                        $   (778,046)         $  (711,978)         $   (73,770)          $    (335,657)

     Basic and diluted
     loss per common share           $      (0.06)         $     (0.06)         $     (0.01)          $       (0.03)

     Weighted average
     Common shares
     outstanding                       11,633,600           11,721,275           11,742,504              11,756,666

     Year Ended December 31, 2000
     -----------------------------

      Quarters Ended:
                                      April 23              July 16              October 8             December 31
                                  -----------------    ------------------    -------------------    ------------------
     Net Sales                       $  8,840,179          $ 7,522,294          $ 7,681,668           $   7,515,394

     Operating loss                  $   (770,237)         $  (587,397)         $  (461,817)          $  (2,381,909)

     Net loss                        $   (748,962)         $  (581,701)         $  (464,578)              2,400,323

     Basic and diluted
     loss per common share           $      (0.06)         $     (0.05)         $     (0.04)          $       (0.21)

     Weighted average
     Common shares
     outstanding                       11,592,691           11,605,534           11,622,220              11,625,764

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

                           Summary Compensation Table

                                             Annual Compensation                              Long-Term Compensation
                                     ---------------------------------     ---------------------------------------------------------
                                                                                     Awards                        Payouts
                                                                           ------------------------------- -------------------------
                                                                                            Securities
                                                             Other Annual   Restricted      Underlying       LTIP      All Other
                                        Salary      Bonus    Compensation     Stock          Options/      Payouts    Compensation
Name and Principal Position    Year       ($)        ($)         ($)       Award(s)($)       SARS($)         ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Robert T. Giaimo               2001     278,043         0      18,000(12)         0               0(1)          0        67,842 (2)
Chairman of the Board,         2000     268,697         0      18,000(12)         0               0             0        57,827 (2)
President, Chief Executive     1999     258,315         0      18,000(12)         0               0             0        57,061 (2)
Officer and Treasurer

Ype Von Hengst                 2001     158,495    20,000       6,000(12)         0               0(3)          0        32,135 (5)
Director, Vice President,      2000     153,029    20,000       6,000(12)         0               0             0        27,535 (5)
Executive Chef and Secretary   1999     145,173    20,000       6,000(12)         0         150,000(4)          0        27,535 (5)


Patrick Meskell                2001     140,857         0       6,000(12)         0               0(6)          0             0
Executive VP, Operations       2000     109,769         0       6,000(12)         0               0             0             0
                               1999     101,769     5,000       6,000(12)         0         200,000(7)          0             0

Jon Abbott                     2001     138,481(11)     0       2,500(12)         0               0             0        32,500(10)
Vice President, Operations     2000     103,846         0       4,500(12)   100,000(8)      100,000(9)          0             0
                               1999           0         0           0             0               0                           0

__________________________
(1) Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, Mr. Giaimo agreed to surrender for cancellation options for 400,000 shares exercisable at $1.2375 per share, expiring on December 14, 2003 and which would have become 100% exercisable at December

         29, 2001. The Board agreed to grant Mr. Giaimo new options for 400,000 shares on July 31, 2002, which options will (i) have an exercise price equal to 110% of the fair market value of the shares on July 31, 2002 (or February 1, 2003, as applicable), (ii) be 100% vested on July 31, 2002 (or February 1, 2003, as applicable) and (iii) expire on July 30, 2007, provided that Mr. Giaimo has the right at any time prior to July 31, 2002 to elect, for federal income tax purposes, to delay until February 1, 2003 issuance of a portion of the new options to be issued to him.

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

(12) Each of these executives is required, as part of their job, to visit each of the restaurants. The Company provides compensation of $500.00 per month ($6,000 per annum) to meet the expenses associated with their travel. In addition, Mr. Giaimo receives an education allowance of $1,000.00 per month ($12,000 per annum). This allowance covers reimbursements of up to $12,000 of his annual expenses related to participation in local and national chapters of a professional organization.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                   Number of Securities Underlying               Value of Unexercised
                                                     Unexercised Options/SARS at              In-the-money Options/SARs
                                                           Fiscal Year End                      at Fiscal Year End (*)
                                                   -------------------------------           ---------------------------
                       Shares
                      Acquired
                         On           Value
     Name           Exercise (#)   Realized ($)  Exercisable (#)  Unexercisable (#)    Exercisable ($)       Unexercisable ($)
----------------    ------------   ------------  ---------------  -----------------    ---------------       -----------------
Robert T. Giaimo         0             0                0                0                    0                      0
Ype Von Hengst           0             0                0                0                    0                      0
Patrick Meskell          0             0           25,004                0                4,993                      0

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

EMPLOYMENT AGREEMENTS

FOUNDER'S EMPLOYMENT AGREEMENT. The Company and Robert T. Giaimo entered into a Founder's Employment Agreement on August 28, 1995, effective as of March 27, 1996, and amended on November 9, 1998. The base compensation under the Founder's Employment Agreement is $240,000 per annum, increased annually at a minimum amount equal to the increase in the Consumer Price Index for the Washington, D.C., Maryland, and Virginia metropolitan area (the "Base Compensation"). Mr. Giaimo's 2001 base salary was $278,075 per annum, and increased to $286,417 in 2002. Benefits under the agreement include four weeks paid vacation, health and dental insurance, life and disability insurance, director and officer liability insurance and a $3,000,000 "split-dollar" life insurance agreement. Perquisites include an up to $500 per month car allowance, an education fee of $1,000 per month, and free shift meals.

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

EXECUTIVE EMPLOYMENT AGREEMENT. The Company and Ype Von Hengst entered into an Employment Agreement effective as of November 9, 1998. The base salary under the Employment Agreement is $125,000 per annum through December 31, 1998, $150,000 per annum from January 1, 1999 through December 31, 1999, and increased annually at a minimum amount equal to the increase in the Consumer Price Index for the Washington, D.C., Maryland, and Virginia metropolitan area beginning January 1, 2000 (the "Base Salary"). Mr. Von Hengst's base salary for 2001 was $158,375 per annum, and increased to $163,126 in 2002. Benefits under the agreement include health and dental insurance, life and disability insurance, and participation in stock options, bonus plans and other benefit plans customarily made available to executive employees of the Company.

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

NON-EMPLOYEE DIRECTOR COMPENSATION

         During the year ended December 31, 2001, each of the Company's non-employee directors received an option to purchase 4,000 Shares on June 15, 2001 under the 1996 Non-Employee Director Stock Option Plan. Such options were exercisable at a price equal to 100% of the fair market value on the date of grant, and were to vest at any time, in whole or in part for period of ten years beginning one year after the date of the grant. Pursuant to resolutions unanimously approved by the Company's Board of Directors on December 19, 2001, each non-employee director agreed to surrender for cancellation options for an aggregate of 12,000 shares under the 1996 Non-Employee Director Stock Option Plan, including the foregoing options, as follows: (i) an option for 4,000 shares, fully vested, exercisable at $1.00 per share and expiring on June 17, 2009; (ii) an option for 4,000 shares, fully vested, exercisable at $0.844 per share and expiring on June 15, 2010; and (iii) an option for 4,000 shares, exercisable at $0.40 per share beginning on June 15, 2002 and expiring on June 14, 2011. In addition, Mr. Kaplan and Mr. Steiner each also agreed to surrender for cancellation an option under the Second Amended and Restated 1991 Stock Option Plan for 5,000 shares, fully vested, exercisable at $4.05 per share and expiring on December 30, 2005. The Board agreed to grant each non-employee director new options under the 1996 Stock Option Plan on July 31, 2002, exercisable for the same number of shares as those that were canceled, and having the same vesting and termination terms as the canceled options, but which will have exercise prices equal to the fair market value of the shares on July 31, 2002. Also pursuant to the foregoing resolutions, all non-employee directors, except for Mr. Collier, each agreed to cancel the following options for an aggregate of 2,000 shares under the 1996 Non-Employee Director Stock Option Plan in exchange for new options under the 1996 Stock Option Plan with similar vesting and exercise prices, but which do not expire until December 18, 2011: (i) a fully vested option for 1,000 shares exercisable at $0.8125 per share and expiring December 31, 2001; and (ii) a fully vested option for 1,000 shares exercisable at $0.938 per share and expiring March 31, 2002. Mr. Collier agreed to the cancellation of his option for 1,000 shares under the 1995 Non-Employee Director Stock Option Plan, fully vested and exercisable at $0.938 per share and expiring March 31, 2002, in exchange for a new option for 1,000 shares under the 1996 Stock Option Plan, fully vested on the date of grant, exercisable at $0.938 per share and which expires on December 18, 2011. A total of 70,000 options were surrendered for repricing by non-employee directors.

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

                                                                      Amount and Nature of
             Name and Address (1) of Beneficial Owner               Beneficial Ownership (2)      Percent (3)
             ----------------------------------------               ------------------------      -----------
 Catherine Britton ..............................................        2,463,612  (4)                20.94

 Michael Collier ................................................           79,926  (5)                   *

 Robert T. Giaimo ...............................................          409,065  (6)                 3.48

 Ype Von Hengst .................................................          183,881  (7)                 1.56

 Edward H. Kaplan ...............................................        1,002,000  (8)                 8.52

 Patrick Meskell ................................................           72,574  (9)                   *

 Louis P. Neeb ..................................................           14,572  (10)                  *

 Charles M. Steiner .............................................          566,729  (11)                4.82


 All directors and executive officers as a group (8 persons) ....        4,792,359  (12)               40.53

"*" means less than 1%
_________________________

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

Item 13.  Certain Relationships and Related Transactions.

     SILVER DINER POTOMAC MILLS, INC. Pursuant to lease agreements dated October 14, 1991 and May 27, 1992, the Company leases the Silver Diner restaurant in Potomac Mills, Virginia (the "Potomac Mills Restaurant") from Silver Diner Potomac Mills, Inc ("SDPMI"), a corporation wholly owned by Robert T. Giaimo, the Chairman and President of the Company. The leases require the payment of an annual base rent, with annual adjustments based on the Consumer Price Index, and the payment of percentage rent based on gross receipts. Percentage rent is calculated by multiplying the gross receipts by eight percent and subtracting the quotient obtained by dividing the annual base rent by thirteen percent. Any positive difference is payable as percentage rent. To date, the Company has not paid any percentage rent and is unlikely to do so in the foreseeable future. The leases expire in late 2011. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, occupancy costs were $515,050, $356,000 and $360,000 respectively, under terms of the leases. Current annual base rent is $384,362.

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

         The Company is obligated under a management agreement originally entered into between Silver Diner Limited Partnership ("SDLP"), an entity which the Company was and currently is the sole General Partner and now holds 100% of the partnership interest, and SDPMI (the "Management Agreement"). The Management Agreement provides that the Company is the exclusive manager of the Potomac Mills Restaurant and is entitled to receive all of the revenues, subject to all of the expenses from the operations of such restaurant. The Management Agreement was entered into prior to the construction of the Potomac Mills restaurant, and was entered into to provide SDLP with the opportunity to operate the Potomac Mills restaurant, the acquisition of which was financed by RGDI, since SDLP did not have the financial ability to acquire land and to construct the restaurant. The Management Agreement is unlimited in duration and can only be terminated by mutual agreement of the Company and SDPMI, or following notice that the Company failed to meet its management obligations and responsibilities. RGDI has granted the Company an option to purchase the Potomac Mills Restaurant for an amount equal the fair market value, on the date of purchase, as determined by an appraisal.

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

         In 1995, the Company entered into a ground lease with 2909 Gallows LC, landlord, covering the Merrifield facility. The landlord is a partnership in which Michael Collier owns a significant limited partnership interest. The lease provides for minimum annual rent of $110,000 in 1998 with fixed escalations in rent payments over the lease term through 2012. Rent payments in 2001 were $186,667. Annual rent payments in 2002 will be $206,667.

         Uniwest Construction, Inc. acted as the general contractor for the construction of the diner on the Merrifield property. Michael Collier was not a director of the Company when the lease and construction contract were entered into.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        Lists of Documents Filed as Part of this Report

1. Financial Statements

                                                                                                  Page
Reports of Independent Auditors ................................................................   18

Consolidated Financial Statements:

Consolidated Balance Sheets as of
December 30, 2001 and December 31, 2000. .......................................................   20

Consolidated Statements of Operations for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000. ...................   21

Consolidated Statements of Stockholders' Equity for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000. ...................   22

Consolidated Statements of Cash Flows for the
Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000. ...................   23

Notes to Consolidated Financial Statements. ....................................................   25

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

               Parking Lot (parcel 11-B-1A), Dale City, Virginia (located adjacent to Silver Diner Restaurant at Potomac Mills)

      10.4 Lease between Robert Giaimo Development, Inc. ("RGDI") (Landlord) and SDPMI (Tenant) dated May 27, 1992, as amended by Amendment to Lease dated October 30, 1995 incorporated by reference to Exhibit
               10.04 of the Company's Form 8-K dated March 27, 1996.

      10.4.1 Amendment No. 2, effective as of July 1, 1997 to Lease Agreement dated May 27, 1992 by and between Robert Giaimo Development, Inc., as Landlord, and Silver Diner Potomac Mills, Inc., as tenant, as amended.*

      10.4.2 Management Agreement as of ________, 1991 (undated in original) between Silver Diner Potomac Mills, Inc., Owner, and Silver Diner Limited Partnership, Manager, in connection with Silver Diner Restaurant, Potomac Mills, Virginia, is incorporated by reference to Exhibit 10.35 of the Company's Form 8-K dated May 1, 1996, filed May 3, 1996.

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

              Not applicable

*Filed herewith. All other exhibits have been previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Silver Diner, Inc.
                                By:/s/Robert T. Giaimo
                                ------------------------
                                Robert T. Giaimo
                                President and Chief Executive Officer
                                (Duly Authorized Officer and Principal Financial and Accounting Officer)
                                June 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                      Title                         Date
/s/ Robert T. Giaimo            President, Chief Executive    June 20, 2002
--------------------
Robert T. Giaimo                Officer and Director

/s/ Catherine Britton           Director                      June 20, 2002
---------------------
Catherine Britton

/s/ Ype Von Hengst              Director                      June 20, 2002
------------------
Ype Von Hengst

/s/ Edward H. Kaplan            Director                      June 20, 2002
--------------------
Edward H. Kaplan

/s/ Michael Collier             Director                      June 20, 2002
-------------------
Michael Collier

/s/ Louis P. Neeb               Director                      June 20, 2002
-----------------
Louis P. Neeb

/s/ Charles Steiner             Director                      June 20, 2002
-------------------
Charles Steiner

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 333-18509, No. 333-21841, No. 333-27325, No. 333-58220, No. 333-59533, No.
333-59535, No. 333-84401 and No. 333-96399 of Silver Diner, Inc. on Forms S-8 of
our report dated February 28, 2002, appearing in this Annual Report on Form 10-K of Silver Diner, Inc. for the year ended December 30, 2001.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 29, 2002