Form 10-Q
period 2002-07-14
SILVER DINER INC /DE/
filed 2002-08-28
CIK 923134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended July 14, 2002
                         Commission file number 0-24982

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

     Common Stock. $.00074 par value, outstanding as of July 14, 2002:
12,024,603 shares

                       SILVER DINER, INC. AND SUBSIDIARY
                                      INDEX


           Part I.         Financial Information

           Item 1.         Financial Statements:
                           Consolidated Balance Sheets as of July 14 , 2002 (unaudited)
                           and December 30, 2001                                                                    3

                           Consolidated Statements of Operations for the
                           Twelve Weeks and Twenty Eight Weeks Ended July 14, 2002 (unaudited)
                           and July 15, 2001 (unaudited)                                                            4

                           Consolidated Statements of Cash Flows for the
                           Twenty Eight Weeks Ended July 14, 2002 (unaudited)
                           and July 15, 2001 (unaudited)                                                            5

                           Notes to Consolidated Financial Statements (unaudited)                                   6

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                      7


           Part II.        Other Information

           Item 1.         Legal Proceedings                                                                       14

           Item 2.         Changes in Securities and Use of Proceeds                                               14

           Item 3.         Defaults Upon Senior Securities                                                         14

           Item 4.         Submission of Matters to a Vote of Security Holders                                     14

           Item 5.         Other Information                                                                       14

           Item 6.         Exhibits and Reports on Form 8-K                                                        14

           Signature                                                                                               15


                        SILVER DINER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                (Unaudited)
                                                                                  July 14,       December 30,
                                                                                   2002              2001
                                                                              ----------------  ---------------

ASSETS

Current assets:
   Cash and cash equivalents                                                      $ 2,250,512      $ 1,839,091
   Inventory                                                                          123,572           99,846
   Incentive rebates                                                                   57,619           53,296
   Prepaid expenses and other current assets                                          272,346           79,985
                                                                              ---------------   --------------
              Total current assets                                                  2,704,049        2,072,218

Property, equipment and improvements, net                                          12,757,595       13,241,787

Due from related parties                                                               29,231           40,000
Goodwill, net                                                                       1,745,599        1,745,599
Deferred charges and other, net                                                       325,492          370,778
                                                                              ---------------   --------------

Total assets                                                                     $ 17,561,966      $17,470,382
                                                                              ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $ 2,514,418      $ 2,118,345
   Notes payable, current portion                                                     543,900          184,466
                                                                              ---------------   --------------
              Total current liabilities                                             3,058,318        2,302,811

Long term liabilities:
   Deferred rent liability                                                          1,037,531        1,150,991
   Notes payable, net of current portion                                            2,590,278        2,557,317
                                                                              ---------------   --------------
Total liabilities                                                                   6,686,127        6,011,119

Commitments and contingencies                                                               -                -

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized,
     none issued                                                                            -                -
   Common stock, $.00074 par value, 20,000,000 shares authorized;
     at July 14, 2002, 12,024,603 shares issued and outstanding;
     at December 30, 2001, 11,761,004 shares issued and outstanding                     8,884            8,687
Additional paid-in capital                                                         30,828,709       30,797,207
Treasury stock (76,886 and 138,702 shares of common stock at cost)                    (76,052)         (72,913)
Accumulated deficit                                                               (19,885,702)     (19,273,718)
                                                                              ---------------   --------------
              Total stockholders' equity                                           10,875,839       11,459,263
                                                                              ---------------   --------------

Total liabilities and stockholders' equity                                       $ 17,561,966      $17,470,382
                                                                              ===============   ==============

    The accompanying notes are an integral part of these financial statements

                                 SILVER DINER, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



                                                                       Twelve Weeks Ended
                                                             -------------------------------------
                                                               July 14, 2002        July 15, 2001
                                                             -----------------   -----------------

Net sales                                                    $      7,818,671    $      7,532,777

Restaurant costs and expenses
Cost of sales                                                       2,126,392           2,092,156
Labor                                                               2,713,802           2,661,796
Operating                                                           1,418,384           1,373,010
Occupancy                                                             791,005             966,469
Depreciation and amortization                                         318,416             291,172
                                                             ----------------    ----------------
Total restaurant costs and expenses                                 7,367,999           7,384,603
                                                             ----------------    ----------------

Restaurant operating income                                           450,672             148,174

General and administrative expenses                                   646,127             790,329
Depreciation and amortization                                          22,690              79,681
Write off of abandoned site costs                                           -               6,869
                                                             ----------------    ----------------
       Operating Loss                                                (218,145)           (728,705)

Other income (expense)

Proceeds from fire insurance claim                                          -              46,887

Interest expense                                                      (38,400)            (48,431)
Investment income, net                                                 11,829              18,271
                                                             ----------------    ----------------
       Net loss before extraordinary item                            (244,716)           (711,978)

Extraordinary item-going private transaction                         (191,997)                  -
                                                             ----------------    ----------------
       Net loss                                              $       (436,713)   $       (711,978)
                                                             ================    ================

Basic and diluted loss per common share
       Loss per common share before extraordinary item       $          (0.02)   $          (0.06)
       Extraordinary item                                    $          (0.02)                  -

Basic and diluted loss per common share                      $          (0.04)   $          (0.06)
                                                             ================    ================

Weighted average common shares outstanding                         12,072,024          11,875,116
                                                             ================    ================
























                                                                   Twenty Eight Weeks Ended
                                                             -------------------------------------
                                                               July 14, 2002        July 15, 2001
                                                             ------------------    ---------------

Net sales                                                    $     17,509,278    $     16,910,532

Restaurant costs and expenses
Cost of sales                                                       4,744,368           4,627,767
Labor                                                               6,088,346           5,959,137
Operating                                                           2,842,360           2,911,364
Occupancy                                                           1,813,746           1,998,215
Depreciation and amortization                                         684,102             689,647
                                                             ----------------    ----------------
Total restaurant costs and expenses                                16,172,922          16,186,130
                                                             ----------------    ----------------

Restaurant operating income                                         1,336,356             724,402

General and administrative expenses                                 1,580,640           1,739,107
Depreciation and amortization                                          54,898             184,753
Write off of abandoned site costs                                           -             267,448
                                                             ----------------    ----------------
       Operating Loss                                                (299,182)         (1,466,906)

Other income (expense)

Proceeds from fire insurance claim                                          -              46,887

Interest expense                                                      (89,090)           (111,144)
Investment income, net                                                 26,545              41,135
                                                             ----------------    ----------------
       Net loss before extraordinary item                            (361,727)         (1,490,028)

Extraordinary item-going private transaction                         (250,257)                  -
                                                             ----------------    ----------------
       Net loss                                              $       (611,984)   $     (1,490,028)
                                                             ================    ================

Basic and diluted loss per common share
       Loss per common share before extraordinary item       $          (0.03)   $          (0.13)
       Extraordinary item                                    $          (0.02)   $              -

Basic and diluted loss per common share                      $          (0.05)   $          (0.13)
                                                             ================    ================

Weighted average common shares outstanding                         12,009,038          11,824,644
                                                             ================    ================

    The accompanying notes are an integral part of these financial statements

                        Silver Diner, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               Twenty Eight Weeks Ended
                                                                    ----------------------------------------------
                                                                          July 14, 2002            July 15, 2001
                                                                    -----------------------     ------------------

Cash flows from operating activities
Net loss                                                                   $ (611,984)            $ (1,490,028)
Adjustments to reconcile net loss to net cash provided by
operations
    Depreciation and amortization                                             739,000                  874,398
    Compensation expense - stock options and deferred compensation             21,727                   84,612
Changes in operating assets and liabilities
    Accounts receivable- landlords                                                  -                  559,311
    Inventory                                                                 (23,724)                  43,878
    Incentive rebates                                                          (4,323)                  14,869
    Prepaid expenses and other current assets                                (183,875)                 (41,480)
    Deferred charges and other                                                 22,360                   51,499
    Accounts payable and accrued expenses                                     396,073                  305,496
    Deferred rent liability                                                  (113,461)                (115,419)
    Due from related parties                                                   10,770                   37,427
                                                                          -----------            -------------
Net cash provided by operating activities                                     252,563                  324,563
                                                                          -----------            -------------
Cash flows from investing activities
  Purchases of property and equipment                                        (240,370)                (246,100)
                                                                          -----------            -------------
Net cash used in investing activities                                        (240,370)                (246,100)
                                                                          -----------            -------------
Cash flows from financing activities
Proceeds from issuance of common stock                                          6,833                    7,994
Purchase of treasury stock                                                          -                   22,500
Proceeds from long-term debt                                                  500,000                1,500,000
Payment of long-term debt                                                    (107,605)                 (10,383)
                                                                          -----------           --------------
Net cash provided by financing activities                                     399,228                1,520,111
                                                                         ------------           --------------
Net increase in cash and cash equivalents                                     411,421                1,598,574
Cash and cash equivalents at beginning of the period                        1,839,091                  545,231
                                                                          -----------           --------------
Cash and cash equivalents at end of the period                            $ 2,250,512            $   2,143,805
                                                                          ===========            =============
Supplemental disclosure of cash flow information:
                     Interest paid                                        $    94,941            $     113,579
                                                                          ===========            =============


    The accompanying notes are an integral part of these financial statements

PART 1

1. Organization and Basis of Presentation

         The accompanying unaudited consolidated financial statements of Silver Diner, Inc., a Delaware Corporation, and its wholly owned subsidiary, Silver Diner Development, Inc. ("SDDI"), (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty eight week periods ended July 14, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. All significant inter-company balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K/A, for the year ended December 30, 2001.

2. Going Private Transaction

         The Company has submitted to its shareholders a proposal for a one-for-5,000 reverse stock split and a cash payment of $0.32 per share in lieu of the issuance of any resulting fractional shares of common stock. If the reverse stock split is implemented, the Company will terminate its obligation to file periodic and annual reports with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended. The annual shareholder's meeting has been scheduled for September 27, 2002. In connection with the going private transaction, during the twenty eight weeks ended July 14, 2002, the Company has incurred legal, professional and other fees of $250,257, which have been recorded as an extraordinary item.

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

       In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from December 31, 2001. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year period, is as follows:

                                                            Twenty eight weeks ended
                                                         ------------------------------
                                                         July 14,2002     July 15, 2001
                                                         ------------     -------------
Net loss:
  Reported net loss                                     $  (609,134)      $ (1,490,028)
  Goodwill amortization                                          --             99,343
                                                        ------------      -------------
Adjusted net loss                                       $  (609,134)      $ (1,390,685)
                                                        ------------      -------------
Basic and diluted loss per share:
  Reported net loss per share                           $      (.05)      $      (0.13)
  Goodwill amortization                                           --              0.01
                                                        ------------      -------------
Adjusted basic and diluted loss per share               $     (0.05)      $      (0.12)
                                                        ------------      -------------

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

Long-lived Assets

         Long-lived assets (primarily fixed assets of the Company) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the twenty eight weeks ended July 14, 2002, the Company noted no events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.

Accounting for Taxes

         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable. As of July 14, 2002, the Company provided for a valuation allowance equal to the calculated deferred tax assets, as a result of the Company's history of cumulative losses. This assessment is also based on management's best estimate of forecasted operating results. There can be no guarantee that the actual results will not be materially different from forecasted results.

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

General

           As of July 14, 2002 the Company operated ten Silver Diner restaurants in the Washington/Baltimore metropolitan area, one in Cherry Hill, New Jersey, and one in Virginia Beach, Virginia, serving breakfast, lunch, dinner and late night meals. The Company targets the growing number of customers tired of traditional fast food whose need for a quick, high quality, reasonably priced meal is not being adequately served by existing family or casual theme restaurants; the Company capitalizes on the timeless diner theme to address this need.

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

                              RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of items included in the consolidated condensed statement of operations for the periods indicated:


                                                              Twelve Weeks Ended                     Twenty Eight Weeks Ended
                                                   ----------------------------------------       -----------------------------
                                                       July 14,              July 15,              July 14,            July 15,
                                                         2002                  2001                  2002                2001
                                                    -----------------     ------------------      ------------      -----------

Net Sales                                            100.0%                    100.0%               100.0%             100.0%

Restaurant costs and expenses:
   Cost of Sales                                      27.2%                     27.8%                27.1%              27.4%
   Labor                                              34.7%                     35.3%                34.8%              35.2%
   Operating                                          18.1%                     18.2%                16.2%              17.2%
   Occupancy                                          10.1%                     12.8%                10.4%              11.8%
   Depreciation and amortization                       4.1%                      3.9%                 3.9%               4.1%
                                                     -------                   -------              -------            -------

      Restaurant Operating Income                      5.8%                      2.0%                 7.6%               4.3%

General and administrative expenses                    8.3%                     10.5%                 9.0%              10.3%
Depreciation and amortization                          0.3%                      1.1%                 0.3%               1.1%
Write-off of abandoned site costs                         -                      0.1%                    -               1.6%
                                                     -------                   -------              -------            -------

      Operating Loss                                  -2.8%                     -9.7%                -1.7%              -8.7%

Other income (expense)
Proceeds from fire insurance claim                     0.0%                      0.6%                 0.0%               0.3%

Interest Expense                                      -0.5%                     -0.6%                -0.5%              -0.6%
Investment Income                                      0.2%                      0.2%                 0.2%               0.2%
                                                     -------                   -------              -------            -------

   Net loss before extraordinary items                -3.1%                     -9.5%                -2.0%              -8.8%

Extraordinary items-going private transaction         -2.5%                      0.0%                -1.4%               0.0%
                                                     -------                   -------              -------            -------

   Net loss                                           -5.6%                     -9.5%                -3.4%              -8.8%
                                                     =======                   =======              =======            =======

        Net sales for the twelve weeks ended July 14, 2002 ("Second Quarter 2002") of $7,818,671 increased $285,894 or 3.8% compared to the twelve weeks ended July 15, 2001. ("Second Quarter 2001"). Sales for Second Quarter 2001 include $302,043 from the Towson, Maryland store which closed in November 2001. Sales increased $587,937, or 8.1% if a comparison is made without those sales. Net sales for the twenty eight weeks ending July 14, 2002 ("the 2002 YTD Period") were $17,509,278 compared to sales for the period ending July 15, 2001 ("the 2001 YTD Period") of $16,910,532, an increase of 3.5%. Excluding the sales for the Towson location, sales for the 2002 YTD Period increased $1,346,095, or 8.3%. Sales for the 2001 YTD Period also reflect lost sales of approximately $225,000 resulting from a fire in the Tysons Corner Silver Diner which closed the location for 25 days. A comparison of both YTD Periods excluding both sales from the Tysons Corner and Towson location results in an increase of $1,054,522 or 7.1%. Although the Company expects to continue improving on its 2001 sales levels, it does not believe that the trend of the first two quarters is indicative of results in future quarters. Positive sales trends year to date, were, in part, helped by the mild winter in the Mid-Atlantic region, and the comparison to poor sales results in First and Second Quarters of 2001. Significant improvements in sales results in Third and Fourth Quarter 2001 may make it difficult to maintain the current comparable sales trends.

         Cost of sales, consisting of food and beverage costs, improved to 27.2% from 27.8% of net sales in Second Quarter 2002 compared to Second Quarter 2001. Cost of sales for the 2002 YTD Period improved to 27.1% from 27.4% in the 2001 YTD Period. Tighter controls and increased training offset an increase in food cost resulting from a focus on value-oriented menu offerings.

         Labor consists of restaurant management and hourly employee wages and bonuses, payroll taxes, workers' compensation insurance, group health insurance and other benefits. Labor decreased slightly for the twelve Remaining Stores (all stores excluding the Towson, Maryland location) by .1% to 34.7% of net sales for Second Quarter 2002 compared to 34.8% in Second Quarter 2001. Labor for the 2002 YTD Period remained unchanged from the 2001 YTD Period at 34.8% for the Remaining Stores and decreased from 35.2% to 34.8% for all stores being compared. These results are indicative of higher workers compensation insurance premiums and increased incentive compensation expense offset by tighter controls on direct labor costs. The Company expects that management costs will be slightly higher in succeeding quarters resulting from a significant effort in 2002 to hire high-quality managers.

         Operating expenses, which consist of all restaurant operating costs other than cost of sales, labor, occupancy and depreciation, including supplies, utilities, repairs and maintenance and advertising decreased .1% to 18.1% of net sales for Second Quarter 2002. Results for the 2002 YTD Period show a reduction in operating expenses from 17.2% to 16.2% of net sales. The reductions seen in First Quarter 2002 in utility expenses due to mild weather and lower repair and maintenance costs led to the improved year to date results. Additional funds allocated to marketing initiatives in the 2002 YTD Period offset some of these changes.

         Occupancy, which is composed primarily of rent, property taxes and property insurance, decreased 2.7% to 10.1% of net sales in Second Quarter 2002. Results for the 2002 YTD Period improved 1.4% to 10.4% from 11.8% in the 2001 YTD Period. Significant rent increases in Second Quarter 2001 dictated the results, as other occupancy costs remained essentially unchanged.

         Restaurant depreciation and amortization increased $27,244 to $318,416 and 4.1% of sales for Second Quarter 2002. Updating of computer equipment and remodeling led to losses related to disposals of the initial assets. Results for the 2002 YTD Period show a slight improvement of .2% to 3.9% of sales versus 4.1% in the 2001 YTD Period. Slightly lower depreciation expense offset the increased asset disposals in the period.

         General and administrative expenses include the cost of corporate administrative personnel and functions, multi-unit management and restaurant management recruitment and initial training. Such expenses were $646,127 for Second Quarter 2002, a decrease of $144,202 from Second Quarter 2001. As a percentage of net sales, the Company's administrative expenses decreased 2.2% to 8.3% in Second Quarter 2002 from 10.5% in Second Quarter 2001. Results for 2001 reflect termination expenses in excess of $100,000 in connection with reducing corporate and executive positions, although current quarter results indicate further improvement of corporate salary expenses.

These savings were tempered by costs associated with recruitment and training of store management personnel which accounted for approximately $102,000 of Second Quarter 2002 expense, an increase of $54,000 from Second Quarter 2001. General and administrative expenses for the 2002 YTD Period decreased $158,467 to $1,580,640 from the 2001 YTD Period. Significant savings in administrative salaries and investor relations expenses were offset, in part, by recruitment and training expenses in 2002 in excess of $272,000, well beyond the $100,000 spent in the prior year. The Company expects that it will continue to incur higher than anticipated costs through the Third Quarter of 2002 to fully staff its existing stores with highly qualified management teams.

         Corporate depreciation and amortization decreased $56,991 to $22,690 in Second Quarter 2002 from $79,681 in Second Quarter 2001. Nearly $43,000 of the change is a result of the adoption of SFAS No. 142 in which the Company ceased to amortize its goodwill. Corporate depreciation and amortization decreased $129,855 to $54,898 in the 2002 YTD Period from $184,753 in 2001. Goodwill amortization in the 2001 YTD Period was $99,343. The remaining changes in the current quarter and year to date are a result of fully depreciating or amortizing a number of assets during Fiscal 2001.

         The Company had no abandoned site costs in Second Quarter 2002 or the 2002 YTD Period. Abandoned site costs were $6,869 in Second Quarter 2001 and $267,448 in the 2001 YTD Period. They consist of lease termination and other fees resulting from the decision to abandon plans to construct a diner in the Pentagon Row site in Arlington Virginia.

         Net proceeds of $46,887 in First Quarter 2001 related to a fire insurance claim in the Tysons Corner, Virginia location and represented business interruption insurance proceeds received in excess of costs incurred to that date. There were no such proceeds in 2002.

         The Company earned $11,829 in investment income in Second Quarter 2002 compared to investment income of $18,271 for Second Quarter 2001. Year to date investment income in 2002 was $26,545, a decrease of $14,590 from the 2001 YTD Period. The decreases are the result of lower yields on investments. Interest expense was $38,400 for Second Quarter 2002 and $89,080 in the 2002 YTD Period compared to $48,431 in First Quarter 2001 and $111,144 in the 2001 YTD Period. The decrease in interest expense was due to lower interest rates charged on the Company's credit facilities which fluctuate with the prime rate.

         Extraordinary item represents the transaction costs of $191,997 in the Second Quarter 2002 for legal, professional and filing fees related to the Company's plans to conduct a one-for-5,000 reverse stock split as part of a going private transaction. Transaction costs in the 2002 YTD Period were $250,257. There were no transaction costs in 2001.

         Net loss for Second Quarter 2002 was $436,713 or $0.04 per share. Net loss before extraordinary items of $191,997 was $244,716 or $0.02 per share, which represents an improvement of $467,262 over Second Quarter 2001 which posted a net loss of $711,978 or $0.06 per share. Net loss for the 2002 YTD Period was $611,984, or $0.05 per share. Net loss before extraordinary items was $361,727 or $0.03 per share, compared to the 2001 YTD Period net loss of $1,490,028, or $0.13 per share, an improvement of $1,128,301. Excluding the impact of the charge for abandoned site costs, the net loss for the 2001 YTD Period was $1,222,580, or $0.10 per share. Management expects that the Company will continue to incur some losses, but at reduced levels due to reductions in administrative expenses, until revenues and operating efficiencies are sufficient to absorb the general and administrative expenses associated with developing and operating the company.

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

         At July 14, 2002, the Company's cash and cash equivalents were $2,250,512, an increase of $411,421 from December 30, 2001 due to additional borrowings on available credit facilities. The Company's working capital deficit was $354,269 compared to a deficit of $230,593 at December 30, 2001, a deficit increase of $123,676. The increased deficit was caused by a June 2003 maturity date for a $231,000 note payable which had previously been classified as a long term liability.. The Company intends to pursue the extension of this note. Additional borrowings on available credit facilities offset a portion of this note payable. Furthermore, the Company's long-term debt was $2,590,278 and stockholders' equity was $10,875,839 at July 14, 2002.

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

     In October 1999, the Company entered into a loan agreement with its lead bank to extend a $3,000,000 credit facility bearing interest at the rate of prime + .50% (5.25% at July 14, 2002). The agreement was amended in May 2000 and a replacement agreement was executed. During 2000, the Company borrowed $1,000,000 to finance development and construction of new restaurants. During 2001, the Company borrowed $1,500,000 to finance working capital requirements. In January 2002, the Company borrowed the remaining $500,000 available on the facility in order to increase funds available for working capital. The $1,000,000 credit facility is payable in monthly interest-only installments through December 2001 and in principal and interest installments thereafter through December 2007. The $1,500,000 credit facility is payable in monthly interest-only installments through December 2002 and in principal and interest installments thereafter through December 2008. The $500,000 credit facility is payable in monthly interest-only installments through December 2003 and in principal and interest installments thereafter through December 2009. The credit facility is collateralized by most of the assets of the Company.

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

     The Company has submitted to its shareholders a proposal for a one-for-5,000 reverse stock split and a cash payment of $0.32 per share in lieu of the issuance of any resulting fractional shares of common stock. If the reverse stock split is implemented, the Company will terminate its obligation to file periodic and annual reports with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended. The annual shareholder's meeting has been scheduled for September 27, 2002. Cash on hand and operating cash will fund the cost of transaction, estimated to be approximately $1,140,000, inclusive of professional fees.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on the Company's financial statements.










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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  REPORTS ON FORM 8-K
              The Company filed no reports on Form 8-K during the period ended July 14, 2002

         (b) CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SILVER DINER, INC.
                                -----------------------------------------
                                (Registrant)




August 28, 2002                 /s/ Robert T. Giaimo
----------------                -----------------------------------------
Date                            President and Chief Executive Officer

                                (Duly Authorized Officer and Principal
                                Financial and Accounting Officer)